Form 10-Q
period 1996-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 1996-07-29
CIK 790067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended                             Commission File Number
March 31, 1996                                           0-16561

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
             (Exact Name of Registrant as specified in its charter)


        Delaware                                        16-1275925
  (State of Formation)                    (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)


As of March 31, 1996 the issuer had 21,002.8 units of limited partnership interest outstanding. The aggregate value of the units of limited partnership interest held by non-affiliates of the Registrant was $21,001,800.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------

                                      INDEX
                                      -----

                                                                    PAGE NO.
                                                                    --------
PART I:     FINANCIAL INFORMATION
- -------     ---------------------

            Balance Sheets -
                  March 31, 1996 and December 31, 1995                  3

            Statements of Operations -
                  Three Months Ended March 31, 1996 and 1995            4

            Statements of Cash Flows -
                  Three Months Ended March 31, 1996 and 1995            5

            Statements of Partners' (Deficit) -
                  Three Months Ended March 31, 1996 and 1995            6

            Notes to Financial Statements                             7 - 21


PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- --------    FINANCIAL CONDITION AND RESULTS OF OPERATIONS            22 - 23
            ---------------------------------------------

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                                   (Unaudited)

                                                          March 31,     December 31,
                                                            1996            1995
                                                       ------------    ------------
ASSETS

Property, at cost:
     Land                                              $  2,221,900    $  2,221,900
     Buildings and improvements                          29,191,451      29,191,450
     Furniture, fixtures and equipment                    2,430,000       2,430,000
                                                       ------------    ------------
                                                         33,843,351      33,843,350
     Less accumulated depreciation                       11,012,116      10,689,782
                                                       ------------    ------------
          Property, net                                  22,831,235      23,153,568

Investments in real estate joint ventures                 2,202,034       2,294,497

Cash                                                        546,069         453,883
Accounts receivable, net of allowance for doubtful
     accounts of $382,624 and $377,812, respectively         44,676          51,596
Accounts receivable - affiliate                             127,132         147,846
Mortgage escrow                                             733,303         574,577
Mortgage costs, net of accumulated amortization
     of $292,079 and $259,823                               272,284         295,280
Other assets                                                486,643         506,056
                                                       ------------    ------------

            Total Assets                               $ 27,243,376    $ 27,477,303
                                                       ============    ============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgages and notes payable                       $ 21,549,658    $ 21,606,473
     Accounts payable and accrued expenses                  853,837         769,432
     Accrued interest                                       166,594         179,518
     Security deposits and prepaid rents                    360,083         365,186
                                                       ------------    ------------
            Total Liabilities                            22,930,172      22,920,609
                                                       ------------    ------------

Partners' (Deficit) Capital:
     General partners                                      (428,970)       (421,665)
     Limited partners                                     4,742,173       4,978,359
                                                       ------------    ------------
           Total Partners' Capital                        4,313,204       4,556,694
                                                       ------------    ------------

           Total Liabilities and Partners' Capital     $ 27,243,376    $ 27,477,303
                                                       ============    ============


                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                     Three Months   Three Months
                                                         Ended         Ended
                                                       March 31,      March 31,
                                                         1996           1995
                                                     -----------    -----------
Income:
     Rental                                          $ 1,694,982    $ 1,633,058
     Interest and other income                           134,068        154,737
                                                     -----------    -----------
     Total income                                      1,829,050      1,787,795
                                                     -----------    -----------

Expenses:
     Property operations                                 835,625        819,392
     Interest                                            536,532        558,624
     Depreciation and amortization                       354,589        403,544
     Administrative:
          Paid to affiliates                             109,293        304,750
          Other                                          144,039        141,260
                                                     -----------    -----------
     Total expenses                                    1,980,078      2,227,570
                                                     -----------    -----------

Loss before allocated loss from joint venture           (151,028)      (439,775)

Allocated loss from joint ventures                       (92,462)       (42,974)
                                                     -----------    -----------

Net loss                                             $  (243,490)   $  (482,749)
                                                     ===========    ===========

Loss per limited partnership unit                    $    (11.25)   $    (22.30)
                                                     ===========    ===========

Distributions per limited partnership unit           $      --      $      --
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                        21,002.8       21,002.8
                                                     ===========    ===========




                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                             Three Months Three Months
                                                                 Ended       Ended
                                                               March 31,    March 31,
                                                                 1996         1995
                                                             ---------    ---------
Cash flow from operating activities:
     Net loss                                                $(243,490)   $(482,749)

Adjustments to reconcile  net loss to net cash
     provided by (used in)  operating
     activities:
     Depreciation and amortization                             354,589      403,544
     Net loss from joint ventures                               92,462       42,974
Changes in operating assets and liabilities:
     Accounts receivable                                         6,920       (3,845)
     Mortgage escrow                                          (158,726)        --
     Other assets                                               19,413      (68,035)
     Accounts payable and accrued expenses                      84,405      139,946
     Accrued interest                                          (12,924)     (16,575)
     Security deposits and prepaid rent                         (5,103)     (38,411)
                                                             ---------    ---------
Net cash provided by (used in) operating activities            137,546      (23,151)
                                                             ---------    ---------

Cash flow from investing activities:
     Accounts receivable - affiliates                           20,714      148,933
     Capital expenditures                                         --           --
     Contributions to joint ventures, net of distributions        --       (111,708)
                                                             ---------    ---------
Net cash provided by investing activities                       20,714       37,225
                                                             ---------    ---------

Cash flows from financing activities:
     Accounts payable - affiliates                                --         26,747
     Distributions to partners                                    --           --
     Principal payments on mortgages and notes                 (56,815)     (62,855)
     Mortgage costs related to refinancing                      (9,260)        --
     Mortgage proceeds                                            --           --
                                                             ---------    ---------
Net cash (used in) financing activities                        (66,075)     (36,108)
                                                             ---------    ---------

Increase (decrease) in cash                                     92,185      (22,034)

Cash - beginning of period                                     453,883      226,213
                                                             ---------    ---------

Cash - end of period                                         $ 546,068    $ 204,179
                                                             =========    =========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                  $ 549,456    $ 558,624
                                                             =========    =========

                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                          General           Limited Partners
                                         Partners
                                          Amount          Units        Amount
                                          ------          -----        ------

Balance, January 1, 1995              $  (362,779)       21,002.8   $ 6,882,353

Net loss                                  (14,482)         --          (468,267)
                                      -----------      --------     -----------

Balance, March 31, 1995               $  (377,261)       21,002.8   $ 6,414,086
                                      ===========      ========     ===========


Balance, January 1, 1996              $  (421,665)       21,002.8   $ 4,978,359

Net loss                                   (7,305)         --          (236,186)
                                      -----------      --------     -----------

Balance, March 31, 1996               $  (428,970)       21,002.8   $ 4,742,173
                                      ===========      ========     ===========





















                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


1. GENERAL PARTNERS' DISCLOSURE

   In the opinion of the General Partners of Realmark Property Investors Limited Partnership V, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the three month periods ended March 31, 1996 and 1995, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


2. FORMATION AND OPERATION OF PARTNERSHIP

   Realmark Property Investors Limited Partnership V (the "Partnership"), a Delaware Limited Partnership, was formed on February 28, 1986, to invest in a diversified portfolio of income-producing real estate investments.

   In July 1986, the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing (minimum closing) of the offering, which occurred on December 5, 1986. As of December 31, 1987, 20,999.8 units of limited partnership interest were sold and outstanding, excluding 3 units held by an affiliate of the General Partners. The offering terminated on October 31, 1987 with gross offering proceeds of $20,999,800. The General Partners are Realmark Properties, Inc., a wholly-owned subsidiary of J.M. Jayson & Company, Inc. and Joseph M. Jayson, the Individual General Partner. Joseph M. Jayson is the sole shareholder of J.M. Jayson & Company, Inc.

   Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

   Net income or loss and proceeds arising from a sale or refinancing shall be distributed first to the limited partners in amounts equivalent to a 7% return on the average of their adjusted capital contributions, then an amount equal to their capital contributions, then an amount equal to an additional 5% of the average of their adjusted capital contributions after the general partners receive a disposition fee, then to all partners in an amount equal to their respective positive capital balances and, finally, in the ratio of 87% to the limited partners and 13% to the general partners.

   The partnership agreement also provides that distribution of funds, revenues, costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, are to be allocated 97% to the limited partners and 3% to the general partners.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Cash
   ----

   For purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; and money market savings.

   Property and Depreciation
   -------------------------

   Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are expensed as incurred, and major renewals and betterment's are capitalized. The Accelerated Cost Recovery System and Modified Accelerated Cost Recovery System are used to determine depreciation expense for tax purposes.

   Investments in Real Estate Joint Ventures
   -----------------------------------------

   The investments in real estate joint ventures are accounted for on the equity method.

   Rental Income
   -------------

   Leases for residential properties have terms of one year or less. Commercial leases generally have terms of from one to five years. Rental income is recognized on the straight line method over the term of the lease.

   Other Assets
   ------------

   Amortization of other assets includes amortizing mortgage costs that are incurred in obtaining property mortgage financing and are being amortized over the terms of the respective mortgages.

4. ACQUISITION AND DISPOSITION OF RENTAL PROPERTY

   In May 1987 the Partnership acquired a 65,334 square foot office building (The Paddock Building) located in Nashville, Tennessee for a purchase price of $3,163,323, which included $148,683 in acquisition fees.

   In  December  1987  the  Partnership  acquired a 192 unit  apartment  complex
   (Williamsburg)  located  in  Columbus,   Indiana  for  a  purchase  price  of
   $3,525,692, which included $285,369 in acquisition fees.

   In February 1988 the Partnership acquired a 215 unit apartment complex (The Fountains) located in Westchester, Ohio for a purchase price of $5,293,068, which included $330,155 in acquisition fees.

   In  May 1988 the  Partnership  acquired a 100 unit apartment  complex (Pelham
   East) located in Greenville, South Carolina for a purchase price of $2,011,927, which included $90,216 in acquisition fees. In March 1990 the Partnership sold the apartment complex for a sale price of $2,435,000.

   In  May 1988 the Partnership  acquired a 205 unit apartment  complex (Camelot
   East) located in Louisville, Kentucky for a purchase price of $6,328,363, which included $362,540 in acquisition fees.

   In June 1988 the Partnership acquired a 100 unit apartment complex (O'Hara) located in Greenville, South Carolina for a purchase price of $2,529,390, which included $498,728 in acquisition fees.

   In July 1988 the Partnership acquired a 158 unit apartment complex (Wayne Estates) located in Huber Heights, Ohio for a purchase price of $4,250,013, which included $793,507 in acquisition fees.

   In April 1989  the Partnership acquired a 102 unit apartment complex (Jackson
   Park) located in Seymour, Indiana for a purchase price of $1,911,585, which included $111,585 in acquisition fees.

   In June 1991 the Partnership acquired a 115,021 square foot office complex (Commercial Park West) located in Research Triangle Park, North Carolina for a purchase price of $5,773,633, which included $273,663 in acquisition fees.

   In September 1992 Inducon East Phase III Joint Venture (the "Phase III Venture") was formed pursuant to an agreement dated September 8, 1992 between the Partnership and Inducon Corporation. The primary purpose of the Phase III Venture is to acquire land and construct office/warehouse buildings as income-producing property. The development, located in Amherst, New York, consists of 4.2 acres of land and two buildings measuring approximately 25,200 and 21,300 square feet, respectively. As of March 31, 1996, both buildings have been fully constructed and placed in service.

5. NOTE RECEIVABLE

   In connection with the sale of Pelham East, the Partnership received a $250,000 promissory note bearing interest at an annual rate of 9%. Interest only was due in quarterly installments through May 1, 1995 when the entire principal balance was paid.

6. INVESTMENTS IN JOINT VENTURES

   Inducon  East  Joint  Venture  (the  "Venture")  was  formed  pursuant  to an agreement dated April 22, 1987 between the Partnership and Curtlaw Corporation, a New York Corporation (the "Corporation"). The primary purpose of the Venture is to acquire land and construct office/warehouse buildings as income-producing property. The development consists of two parcels of land measuring approximately 8.4 acres for Phase I and 6.3 acres for Phase II. Phase I consists of two (2) buildings of approximately 38,000 and 52,000 square feet, while Phase II consists of four (4) buildings totaling approximately 75,000 square feet, with each building approximately 19,000 square feet. At March 31, 1996, both buildings had been placed in service in Phase I and all four buildings in Phase II were also in service.

   The Partnership contributed capital of $2,414,592 to the Venture. The remaining funds needed to complete Phase I came from a $3,950,000 taxable industrial revenue bond which the Venture received in 1989. The Venture completed the financing of Phase II with an additional $3,200,000 taxable industrial revenue bond.

   The total cost of Phase I and Phase II was approximately $4,425,000 and $4,600,000, respectively.

   The Joint Venture agreement provides for the following:

   Ownership of the Joint Venture is divided equally between the Partnership and Curtlaw. The Joint Venture agreement provides that the Partnership will be allocated 95% of any losses incurred.

   Net cash flow from the Joint Venture is to be distributed in the following order:

        To the Partnership until it has received a return of 7% per annum on its underwritten equity (the Partnership's "underwritten equity" is defined to be the initial contributable capital divided by sixty-five
        (65) percent). To the extent a 7% return is not received from year to year, it will accumulate and be paid from the next available cash flow.

        To Curtlaw in an amount equal to that paid to the other Partnership. No amount will accumulate in favor of the other venturer.

        Any remaining amount will be divided equally.

   To the extent there are net proceeds from any sale or refinancing of the subject property, said net proceeds will be payable in the following order of priority:

        To the Partnership to the extent the 7% per annum return on its underwritten equity is unpaid.

        Next, to the Partnership until it has received an overall 9% cumulative return on its underwritten equity.

        Next, to the Partnership until it has received an amount equal to its total underwritten equity, reduced by any prior distribution of sale, finance or refinancing proceeds.

        Next, to the Partnership until it has received a cumulative 20% per year return on its total underwritten equity.

        Thereafter,  any  remaining   net  proceeds  will be divided  50% to the
        Partnership and 50% to Curtlaw.

   A summary of the assets, liabilities, and capital of the Inducon East Joint Venture as of March 31, 1996 and December 31, 1995 and the results of its operations for the three months ended March 31, 1996 and 1995 follows:

                           INDUCON-EAST JOINT VENTURE
                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995

                                                            March 31,    December 31,
                                                              1996          1995
                                                          -----------    -----------
ASSETS

Property, at cost:
     Land                                                 $   500,100    $   500,100
     Land improvements                                        435,769        435,769
     Buildings                                              8,423,516      8,427,089
                                                          -----------    -----------
                                                            9,359,385      9,362,958
     Less accumulated depreciation                          2,217,176      2,110,752
                                                          -----------    -----------
          Property, net                                     7,142,209      7,252,206

Cash and cash equivalents                                      84,749        123,643
Mortgage costs, net of amortization                           129,490        140,365
Other assets                                                  206,155        117,502
                                                          -----------    -----------

                 Total Assets                             $ 7,562,603    $ 7,633,716
                                                          ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Bonds payable                                        $ 6,689,677    $ 6,705,044
     Accounts payable and accrued expenses                    309,284        297,691
     Accounts payable - affiliates                            153,942        126,946
                                                          -----------    -----------
                 Total Liabilities                          7,152,903      7,129,681
                                                          -----------    -----------

Partners' Capital (Deficit):
     The Partnership                                          532,827        622,445
     Other joint venturer                                    (123,127)      (118,410)
                                                          -----------    -----------
                Total Partners' Capital                       409,700        504,035
                                                          -----------    -----------

                Total Liabilities and Partners' Capital   $ 7,562,603    $ 7,633,716
                                                          ===========    ===========


                           INDUCON-EAST JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995


                                                     Three Months   Three Months
                                                        Ended           Ended
                                                      March 31,       March 31,
                                                         1996           1995
                                                     ---------        ---------
Income:
     Rental                                          $ 335,465        $ 318,343
     Interest and other income                              37            1,480
                                                     ---------        ---------
     Total income                                      335,502          319,823
                                                     ---------        ---------

Expenses:
     Property operations                               131,200           86,107
     Interest                                          166,426          168,297
     Depreciation and amortization                     117,074          109,926
     Administrative                                     15,137           16,283
                                                     ---------        ---------
     Total expenses                                    429,837          380,613
                                                     ---------        ---------

Net loss                                             $ (94,335)       $ (60,790)
                                                     =========        =========



Allocation of net loss:

     The Partnership                                 $ (89,618)       $ (57,751)
     Other Joint Venturer                               (4,717)          (3,040)
                                                     ---------        ---------

                                                     $ (94,335)       $ (60,790)
                                                     =========        =========


A reconciliation of the Partnership's investment in the Joint Venture is as follows:

                                                        1996
                                                        ----
Investment in joint venture - beginning of period    $ 622,445
Capital contributions                                      --
Allocated loss                                         (89,618)
                                                     ---------

Investment in joint venture - end of period          $ 532,827
                                                     =========

   Inducon East Phase III Joint Venture (the "Phase III Venture") was formed pursuant to an agreement dated September 8, 1992 between the Partnership and Inducon Corporation. The primary purpose of the Phase III Venture is to acquire land and construct office/warehouse buildings as income producing property. The proposed development consists of 4.2 acres of land and two buildings with approximately 25,200 and 21,300 square feet, respectively. As of March 31, 1996, both buildings have been fully constructed and placed in service.

   The Partnership has contributed $1,582,316 to the Phase III Venture. The remaining funds needed to complete construction came from a $750,000 construction loan. The balance of this loan at March 31, 1996 is $ .

   The total cost of the Phase III Venture was approximately $2,450,000.

   The Joint Venture agreement provides for the following:

   Ownership of the Joint Venture is divided equally between the Partnership and the Corporation. The Joint Venture agreement provides that income and losses be allocated 95% to the Partnership and 5% to the Corporation. Net cash flow from the Joint Venture is to be distributed to the Partnership and the Corporation in accordance with the terms of the Joint Venture agreement.

   A summary of the assets, liabilities and partners' capital of the Phase III Venture as of March 31, 1996 and December 31, 1995 and the results of operations for the three months ended March 31, 1996 and 1995 is as follows:

                           INDUCON-EAST PHASE III JOINT VENTURE
                                               BALANCE SHEETS
                                    March 31, 1996 and December 31, 1995

                                                          March 31, December 31,
                                                             1996       1995
                                                          ----------  ----------
ASSETS

Property, at cost:
     Land                                                 $  141,400  $  141,400
     Buildings                                             2,407,873   2,300,806
                                                          ----------  ----------
                                                           2,549,273   2,442,206
     Less accumulated depreciation                           110,221     100,426
                                                          ----------  ----------
          Property, net                                    2,439,051   2,341,780

Cash and cash equivalents                                       --          --
Accounts receivable                                             --         3,665
Accounts receivable - affiliates                             113,058     117,805
Other assets                                                   5,829       5,346
Deferred financing cost, net of accumulated amortization
     of $10,231 and $7,870                                    36,991      39,352
Leasing commissions, net of accumulated amortization
      of $25,590  and  $23,289                                38,885      46,207
                                                          ----------  ----------

                 Total Assets                             $2,633,814  $2,554,155
                                                          ==========  ==========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Cash overdraft                                       $  149,073  $  130,584
      Construction loan payable                              619,779     619,779
     Accounts payable and accrued expenses                   191,183     127,019
                                                          ----------  ----------
                 Total Liabilities                           960,035     877,382
                                                          ----------  ----------

Partners' Capital:
     The Partnership                                       1,669,207   1,672,051
     Other joint venturer                                      4,572       4,722
                                                          ----------  ----------
                Total Partners' Capital                    1,673,779   1,676,773
                                                          ----------  ----------

                Total Liabilities and Partners' Capital   $2,633,814  $2,554,155
                                                          ==========  ==========

                      INDUCON-EAST PHASE III JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995


                                                       Three Months Three Months
                                                           Ended        Ended
                                                         March 31,    March 31,
                                                           1996          1995
                                                        --------        --------
Income:
     Rental                                             $ 68,439        $ 45,179
     Interest and other income                             1,745           3,680
                                                        --------        --------
     Total income                                         70,184          48,859
                                                        --------        --------

Expenses:
     Property operations                                  42,046          16,486
     Interest                                             10,043            --
     Depreciation and amortization                        14,457          12,096
     Administrative                                        6,632           4,723
                                                        --------        --------
     Total expenses                                       73,178          33,305
                                                        --------        --------

Net (loss) income                                       $ (2,994)       $ 15,554
                                                        ========        ========



Allocation of net (loss) income:

     The Partnership                                    $ (2,844)       $ 14,776
     Other Joint Venturer                                   (150)            778
                                                        --------        --------

                                                        $ (2,994)       $ 15,554
                                                        ========        ========


A reconciliation of the Partnership's investment in the Phase III Venture is as follows:

                                                            1996
                                                            ----

Investment in joint venture - beginning of period       $ 1,672,051
Capital contributions                                           --
Allocated loss                                               (2,844)
                                                        -----------

Investment in joint venture - end of period             $ 1,669,207
                                                        ===========

7. MORTGAGES AND NOTES PAYABLE

   The Partnership has the following mortgages and notes payable:

   The Paddock Building
   --------------------

   An 8.75% mortgage with a balance of $1,742,363 and $1,868,281 at March 31, 1996 and 1995, respectively, which provides for annual principal and interest payments of $219,612 payable in equal monthly installments with a final payment of $1,589,511 due in June 1998. Also, an 8% note payable with a balance of $160,682 and $171,869 as of March 31, 1996 and 1995, respectively, providing for monthly payments of $2,216, including interest at 8%, with a balloon payment due June 1998.

   The Williamsburg North Apartments
   ---------------------------------

   A 10.445% mortgage with a balance of $1,864,833 and $1,887,310 at March 31, 1996 and 1995, respectively, which provides for annual principal and interest payments of $218,556 payable in equal monthly installments with a final payment of $1,833,241 due on July 1, 1997.

   The Fountains Apartments
   ------------------------

   A 9.815% mortgage with a balance of $3,494,284 and $3,542,663 at March 31, 1996 and 1995, respectively, which provides for annual principal and interest payments of $393,953 payable in equal monthly installments with a final payment of $3,450,193 due on February 1, 1997.

   Camelot East Apartments, O'Hara Apartments, Wayne Estates Apartments
   --------------------------------------------------------------------

    A 10% mortgage with a balance of $9,248,048 and $8,221,506 at March 31, 1996 and 1995, respectively, allocated $4,141,706 to Camelot East, $1,326,323 to O'Hara and $2,668,919 to Wayne Estates. The loan provides for annual principal and interest payments of $899,616 payable in equal monthly installments with the remaining balance of $7,894,059 due October 1998.

   Jackson Park
   ------------

   A 12.375% mortgage note with a balance of $1,249,356 and $1,263,461 at March 31, 1996 and 1995, respectively, which provides for annual principal and interest payments of $169,680 payable in equal monthly installments with a final payment of $1,159,223 due on October 1, 2000.

   Commercial Park West
   --------------------

   A 9.25% mortgage with a balance of $ 4,882,144 and $4,900,000 at March 31, 1996 and 1995, respectively, which provided for annual principal and interest payments through June 1995. On July 1, 1995, interest changed to 10% with annual principal and interest payments of $516,012 payable in equal monthly installments. The remaining balance of $4,691,234 is due June 2001.

   The mortgages described above are secured by the individual apartment complexes to which they relate.

   The Partnership's mortgages and note payable are of a non-recourse nature.

   The aggregate maturities of mortgages and note payable for each of the next five years and thereafter are as follows:

                   Year                   Amount
                   ----                   ------

                   1996                   $      290,052
                   1997                        5,536,388
                   1998                        9,788,213
                   1999                           60,978
                   2000                        1,220,551
                   Thereafter                  4,710,291
                                          --------------

                   TOTAL                  $   21,606,473


8. RELATED PARTY TRANSACTIONS

   Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $121,880 and $91,466 for the three months ended March 31, 1996 and 1995, respectively.

   The Partnership entered into a management agreement with unrelated third parties for the management of The Paddock and Commercial Park West. The agreements provide for the payment of a management fee equal to 3% and 2% of monthly gross rental income, respectively.

   According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement). This fee totaled approximately $0 for the three months ended March 31, 1996.

   Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $5,000 for the three months ended March 31, 1996 and 1995, respectively.

9. INCOME TAXES

   No provision has been made for income taxes since the income or loss of the partnership is to be included in the tax returns of the Individual Partners.

   The tax returns of the Partnership are subject to examination by the Federal and state taxing authorities. Under federal and state income tax laws, regulations and rulings, certain types of transactions may be accorded varying interpretations and, accordingly, reported partnership amounts could be changed as a result of any such examination.

   The reconciliation of net loss for the three months ended March 31, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                 March 31,          March 31,
                                                   1996               1995
                                                   ----               ----

    Net loss - statement of operations         $  (267,038)       $  (482,749)

    Add to (deduct from):
       Difference in depreciation                   86,212             78,320
       Difference in investment in
       Joint Ventures                               26,855             26,500
       Allowance for doubtful accounts              24,598              7,050
                                               -----------        -----------

    Net loss - tax return purposes             $  (129,373)       $  (370,879)


    The reconciliation of Partners' (Deficit) Capital as of March 31, 1996 and December 31, 1995 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                March 31,        December  31,
                                                  1996               1995
                                                  ----               ----

    Partners' Capital - balance sheet          $ 4,289,656        $ 4,556,694
    Add to (deduct from):
       Accumulated difference in
       depreciation                              1,470,141          1,383,929
       Accumulated difference in investments
       in Joint Ventures                           343,031            316,176
       Syndication fees                          2,352,797          2,352,797
       Accumulated difference in amortization
       of organization costs                        21,738             21,738
       Allowance for doubtful accounts             283,181            258,583
                                               -----------        -----------
    Partners' Capital -
       tax return purposes                     $ 8,760,544        $ 8,889,917

       PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
- -------------------------------

The Partnership continues to maintain sufficient cash availability and escrow reserves for the ongoing operations of the Partnership. The Partnership expects to use the funds to complete capital improvements throughout the Partnership`s properties or to subsidize any short-term negative cash flow if it were to arise.

The Partnership has been unsuccessful in refinancing the Paddock, however, the original mortgage has been extended for three years expiring in June, 1998.

The Partnership did not make any distributions for the three month periods ended March 31, 1996 and 1995. The partnership anticipates resuming distributions when it is able to generate sufficient excess cash.

Results of Operations
- ---------------------

Partnership operations for the three month period ended March 31, 1996 resulted in a net loss of $243,490 or $11.25 per limited partnership unit versus a first quarter 1995 net loss of $482,749 or $22.30 per unit.

Tax basis loss for the three month period ended March 31, 1996 amounted to $129,373 or $5.98 per limited partnership unit compared to a tax loss of $370,879 or $17.13 per unit for the corresponding period in 1995.

Total revenue for the three month period ended March 31, 1996 amounted to $1,829,050 for the three month period ended March 31, 1996. There was an almost $62,000 increase in rental revenue which was directly attributable to higher occupancy levels and rental rate increases at the Paddock, the Fountains, Camelot East, O'Hara and Commercial Park West. Interest and other income meanwhile decreased approximately $21,000 due to decreases in common area maintenance reimbursements.

For the three month period ended March 31, 1996, expenses totaled $1,980,078, decreasing slightly over $247,000 from the corresponding quarter ended March 31, 1995. Property operations expenses rose approximately $16,000, largely the result of increases in payroll, repairs, maintenance, contracted services, utility charges and real estate taxes. Total administrative expenses meanwhile, decreased approximately $192,000 between the two periods, due primarily to across the board decreases in legal fees, credit check costs, accounting and audit fees, advertising, property management fees, communication charges and portfolio management and accounting fees. Depreciation and amortization expense jumped about $50,000 due to the reduction of write-offs related to previously capitalized items. Interest expense dropped roughly $22,000 due to the lower debt service associated with the Partnership's mortgages.

Management is hopeful that overall occupancy will increase in future months, with an anticipated 2% jump in total rental revenue. Occupancy levels have decreased but the Partnership has been successful in increasing rental rates charged at several properties. Expenses meanwhile, are also expected to rise, but they should run slightly behind the first quarter level.

For the three month period ended March 31, 1996, the Inducon East Joint Venture generated a net loss of $94,335 versus a net loss of $60,790 for the three months ended March 31, 1995. This jump was primarily due to increases in property operational expenses.

The Inducon East Phase III Joint Venture generated a net loss of $2,994 for the three month period ended March 31, 1996. Net income for the joint venture for the three month period ended March 31, 1995 amounted to $15,554.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------


                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------



Item 1 - Legal Proceedings
- --------------------------

The Partnership is not party to, nor is it the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business.


Item 2, 3, 4 and 5
- ------------------

Not applicable.


Item 6 - Exhibits and reports on Form 8-K
- -----------------------------------------

Exhibit 27 - Financial Data Schedule (Electronic filing only).

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP V


By:   /s/Joseph M. Jayson                       July 12, 1996
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       July 12, 1996
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  July 12, 1996
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary