Form 10-Q
period 1996-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 1997-01-03
CIK 790067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                              Commission File Number
June 30, 1996                                              0-16561

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
             (Exact Name of Registrant as specified in its charter)


 Delaware                                    16-1275925
--------------------                         -----------------------------------
(State of Formation)                        (IRS Employer Identification Number)


2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                ----      -----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)


As of June 30, 1996 the issuer had 21,002.8 units of limited partnership interest outstanding. The aggregate value of the units of limited partnership interest held by non-affiliates of the Registrant was $21,001,800.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------

                                      INDEX
                                      -----

                                                                       PAGE NO.
                                                                       --------
PART I: FINANCIAL INFORMATION
-----------------------------

               Balance Sheets -
                      June 30, 1996 and December 31, 1995                 3

               Statements of Operations -
                      Three Months Ended June 30, 1996 and 1995           4

               Statements of Operations -
                      Six Months Ended June 30, 1996 and 1995             5

               Statements of Cash Flows -
                      Six Months Ended June 30, 1996 and 1995             6

               Statements of Partners' (Deficit) Capital -
                      Six Months Ended June 30, 1996 and 1995             7

               Notes to Financial Statements                            8 - 22


PART II:       MANAGEMENT'S DISCUSSION & ANALYSIS OF
--------       FINANCIAL CONDITION & RESULTS OF OPERATIONS             23 - 24
               -------------------------------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995
                                   (Unaudited)

                                                           June 30,      December 31,
                                                             1996            1995
                                                             ----            ----
ASSETS
------

Property, at cost:
     Land                                               $  2,221,900     $  2,221,900
     Buildings and improvements                           29,198,142       29,191,450
     Furniture, fixtures and equipment                     2,430,000        2,430,000
                                                        ------------     ------------
                                                          33,850,042       33,843,350
     Less accumulated depreciation                        11,297,432       10,689,782
                                                        ------------     ------------
          Property, net                                   22,552,610       23,153,568

Investments in real estate joint ventures                  2,168,892        2,294,497

Cash                                                         539,068          453,883
Accounts receivable, net of allowance for doubtful
     accounts of $435,068 and $377,812, respectively           4,234           51,596
Accounts receivable - affiliate                              174,543          147,846
Mortgage escrow                                              760,925          574,577
Mortgage costs, net of accumulated amortization
     of $315,521 and $259,823                                244,500          295,280
Other assets                                                 606,678          506,056
                                                        ------------     ------------

             Total Assets                               $ 27,051,450     $ 27,477,303
                                                        ============     ============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgages and notes payable                        $ 21,481,146     $ 21,606,473
     Accounts payable and accrued expenses                 1,026,260          769,432
     Accrued interest                                        180,568          179,518
     Security deposits and prepaid rents                     382,895          365,186
                                                        ------------     ------------
             Total Liabilities                            23,070,869       22,920,609
                                                        ------------     ------------

Partners' (Deficit) Capital:
     General partners                                       (438,948)        (421,665)
     Limited partners                                      4,419,529        4,978,359
                                                        ------------     ------------
            Total Partners' Capital                        3,980,581        4,556,694
                                                        ------------     ------------

            Total Liabilities and Partners' Capital     $ 27,051,450     $ 27,477,303
                                                        ============     ============


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                    Three Months   Three Months
                                                       Ended          Ended
                                                      June 30,       June 30,
                                                        1996           1995
                                                        ----           ----

Income:
     Rental                                         $ 1,584,388     $ 1,648,799
     Interest and other income                          109,252         128,020
                                                    -----------     -----------
     Total income                                     1,693,640       1,776,819
                                                    -----------     -----------

Expenses:
     Property operations                                621,673         673,042
     Interest                                           558,512         557,790
     Depreciation and amortization                      317,573         360,671
     Administrative:
          Paid to affiliates                            325,177         299,181
          Other                                         170,186          84,722
                                                    -----------     -----------
     Total expenses                                   1,993,121       1,975,406
                                                    -----------     -----------

Loss before allocated loss from joint venture          (299,481)       (198,587)

Allocated loss from joint ventures                     (425,056)        (18,827)
                                                    -----------     -----------

Net loss                                            $  (724,537)    $  (217,414)
                                                    ===========     ===========

Loss per limited partnership unit                   $    (33.46)    $    (10.04)
                                                    ===========     ===========

Distributions per limited partnership unit          $      --       $      --
                                                    ===========     ===========

Weighted average number of
     limited partnership units
     outstanding                                       21,002.8        21,002.8
                                                    ===========     ===========





                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                     Six Months     Six Months
                                                       Ended          Ended
                                                      June 30,       June 30,
                                                        1996           1995
                                                        ----           ----

Income:
     Rental                                         $ 3,279,370     $ 3,281,857
     Interest and other income                          243,320         282,757
                                                    -----------     -----------
     Total income                                     3,522,690       3,564,614
                                                    -----------     -----------

Expenses:
     Property operations                              1,457,298       1,653,889
     Interest                                         1,095,044       1,116,414
     Depreciation and amortization                      672,162         764,215
     Administrative:
          Paid to affiliates                            434,470         462,476
          Other                                         314,225         205,982
                                                    -----------     -----------
     Total expenses                                   3,973,199       4,202,976
                                                    -----------     -----------

Loss before allocated loss from joint venture          (450,509)       (638,362)

Allocated loss from joint ventures                     (125,604)        (61,801)
                                                    -----------     -----------

Net loss                                            $  (576,113)    $  (700,163)
                                                    ===========     ===========

Loss per limited partnership unit                   $    (26.61)    $    (32.34)
                                                    ===========     ===========

Distributions per limited partnership unit          $      --       $      --
                                                    ===========     ===========

Weighted average number of
     limited partnership units
     outstanding                                       21,002.8        21,002.8
                                                    ===========     ===========





                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                Six Months      Six Months
                                                                  Ended           Ended
                                                                 June 30,        June 30,
                                                                   1996            1995
                                                                   ----            ----
Cash flow from operating activities:
     Net loss                                                 $  (576,113)    $  (700,163)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                672,162         764,215
     Net loss from joint ventures                                 125,604          61,801
Changes in operating assets and liabilities:
     Accounts receivable                                           47,362          49,042
     Mortgage escrow                                             (186,348)           --
     Other assets                                                (105,093)       (313,426)
     Accounts payable and accrued expenses                        256,828         382,783
     Accrued interest                                               1,050         (16,575)
     Security deposits and prepaid rent                            17,709         (31,026)
                                                              -----------     -----------
Net cash provided by (used in) operating activities               253,161         196,651
                                                              -----------     -----------

Cash flow from investing activities:
     Accounts receivable - affiliates                             (26,697)        148,933
     Capital expenditures                                          (6,692)           --
     Contributions to joint ventures, net of distributions           --          (111,708)
                                                              -----------     -----------
Net cash provided by investing activities                         (33,389)         37,225
                                                              -----------     -----------

Cash flows from financing activities:
     Accounts payable - affiliates                                   --            13,326
     Distributions to partners                                       --              --
     Principal payments on mortgages and notes                   (125,327)           --
     Mortgage costs related to refinancing                         (9,260)           --
     Mortgage proceeds                                               --          (153,488)
                                                              -----------     -----------
Net cash (used in) financing activities                          (134,587)       (140,162)
                                                              -----------     -----------

Increase (decrease) in cash                                        85,185          93,714

Cash - beginning of period                                        453,883         226,213
                                                              -----------     -----------

Cash - end of period                                          $   539,068     $   319,927
                                                              ===========     ===========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                   $ 1,093,994     $   558,624
                                                              ===========     ===========

                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                       General             Limited Partners
                                       Partners
                                        Amount           Units          Amount
                                        ------           -----          ------

Balance, January 1, 1995            $  (362,779)        21,002.8    $ 6,882,353

Net loss                                (21,005)          --           (679,158)
                                    -----------         --------    -----------

Balance, June 30, 1995              $  (383,784)        21,002.8    $ 6,203,195
                                    ===========         ========    ===========


Balance, January 1, 1996            $  (421,665)        21,002.8    $ 4,978,359

Net loss                                (17,283)          --           (558,830)
                                    -----------         --------    -----------

Balance, June 30, 1996              $  (438,948)        21,002.8    $ 4,419,529
                                    ===========         ========    ===========
























                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


1.   GENERAL PARTNERS' DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership V, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the six month periods ended June 30, 1996 and 1995, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

     In September 1992 Inducon East Phase III Joint Venture (the "Phase III Venture") was formed pursuant to an agreement dated September 8, 1992 between the Partnership and Inducon Corporation. The primary purpose of the Phase III Venture is to acquire land and construct office/warehouse buildings as income-producing property. The development, located in Amherst, New York, consists of 4.2 acres of land and two buildings measuring approximately 25,200 and 21,300 square feet, respectively. As of June 30, 1996, both buildings have been fully constructed and placed in service.

5.   NOTE RECEIVABLE

     In connection with the sale of Pelham East, the Partnership received a $250,000 promissory note bearing interest at an annual rate of 9%. Interest only was due in quarterly installments through May 1, 1995 when the entire principal balance was paid.

6.   INVESTMENTS IN JOINT VENTURES

     Inducon East Joint Venture (the "Venture") was formed pursuant to an agreement dated April 22, 1987 between the Partnership and Curtlaw
     Corporation, a New York Corporation (the "Corporation"). The primary purpose of the Venture is to acquire land and construct office/warehouse buildings as income-producing property. The development consists of two parcels of land measuring approximately 8.4 acres for Phase I and 6.3 acres for Phase II. Phase I consists of two (2) buildings of approximately 38,000 and 52,000 square feet, while Phase II consists of four (4) buildings totaling approximately 75,000 square feet, with each building approximately 19,000 square feet. At June 30, 1996, both buildings had been placed in service in Phase I and all four buildings in Phase II were also in service.

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

     A summary of the assets, liabilities, and capital of the Inducon East Joint Venture as of June 30, 1996 and December 31, 1995 and the results of its operations for the six months ended June 30, 1996 and 1995 follows:

                           INDUCON-EAST JOINT VENTURE
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995

                                                               June 30,      December 31,
                                                                 1996            1995
                                                                 ----            ----
ASSETS
------

Property, at cost:
     Land                                                    $   500,100     $   500,100
     Land improvements                                           435,768         435,769
     Buildings                                                 8,423,610       8,427,089
                                                             -----------     -----------
                                                               9,359,478       9,362,958
     Less accumulated depreciation                             2,274,280       2,110,752
                                                             -----------     -----------
          Property, net                                        7,085,198       7,252,206

Cash and cash equivalents                                        271,637         123,643
Mortgage costs, net of amortization                              121,615         140,365
Other assets                                                      89,927         117,502
                                                             -----------     -----------

                   Total Assets                              $ 7,568,377     $ 7,633,716
                                                             ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Bonds payable                                           $ 6,673,976     $ 6,705,044
     Accounts payable and accrued expenses                       411,192         297,691
     Accounts payable - affiliates                               119,728         126,946
                                                             -----------     -----------
                   Total Liabilities                           7,204,896       7,129,681
                                                             -----------     -----------

Partners' Capital (Deficit):
     The Partnership                                             488,919         622,445
     Other joint venturer                                       (125,438)       (118,410)
                                                             -----------     -----------
                  Total Partners' Capital                        363,481         504,035
                                                             -----------     -----------

                  Total Liabilities and Partners' Capital    $ 7,568,377     $ 7,633,716
                                                             ===========     ===========

                           INDUCON-EAST JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1996 and 1995


                                                    Six Months       Six Months
                                                      Ended            Ended
                                                     June 30,         June 30,
                                                       1996             1995
                                                       ----             ----

Income:
     Rental                                         $ 565,645         $ 549,372
     Interest and other income                        115,040           105,260
                                                    ---------         ---------
     Total income                                     680,685           654,632
                                                    ---------         ---------

Expenses:
     Property operations                              245,410            38,444
     Interest                                         332,850           220,430
     Depreciation and amortization                    198,359           336,238
     Administrative                                    44,620           166,241
                                                    ---------         ---------
     Total expenses                                   821,239           761,353
                                                    ---------         ---------

Net loss                                            $(140,554)        $(106,721)
                                                    =========         =========



Allocation of net loss:

     The Partnership                                $(133,526)        $(101,385)
     Other Joint Venturer                              (7,028)           (5,335)
                                                    ---------         ---------

                                                    $(140,554)        $(106,720)
                                                    =========         =========


A reconciliation of the Partnership's investment in the Joint Venture is as follows:

                                                      1996
                                                      ----

Investment in joint venture - beginning of period   $  622,445
Capital contributions                                      -
Allocated loss                                        (133,526)
                                                    ----------

Investment in joint venture - end of period         $  488,919
                                                    ==========

     Inducon East Phase III Joint Venture (the "Phase III Venture") was formed pursuant to an agreement dated September 8, 1992 between the Partnership and Inducon Corporation. The primary purpose of the Phase III Venture is to acquire land and construct office/warehouse buildings as income producing property. The proposed development consists of 4.2 acres of land and two buildings with approximately 25,200 and 21,300 square feet, respectively. As of June 30, 1996, both buildings have been fully constructed and placed in service.

     The Partnership has contributed $1,582,316 to the Phase III Venture. The remaining funds needed to complete construction came from a $750,000 construction loan. The balance of this loan at June 30, 1996 is $ .

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

     A summary of the assets, liabilities and partners' capital of the Phase III Venture as of June 30, 1996 and December 31, 1995 and the results of operations for the six months ended June 30, 1996 and 1995 is as follows:

                      INDUCON-EAST PHASE III JOINT VENTURE
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995

                                                               June 30,    December 31,
                                                                 1996         1995
                                                                 ----         ----
ASSETS
------

Property, at cost:
     Land                                                    $  141,400    $  141,400
     Buildings                                                2,427,677     2,300,806
                                                             ----------    ----------
                                                              2,569,077     2,442,206
     Less accumulated depreciation                              120,016       100,426
                                                             ----------    ----------
          Property, net                                       2,449,061     2,341,780

Cash and cash equivalents                                          --            --
Accounts receivable                                                --           3,665
Accounts receivable - affiliates                                103,812       117,805
Other assets                                                     15,928         5,346
Deferred financing cost, net of accumulated amortization
     of $12,592 and $7,870                                       34,630        39,352
Leasing commissions, net of accumulated amortization
      of $27,891 and $23,289                                     39,605        46,207
                                                             ----------    ----------

                   Total Assets                              $2,643,036    $2,554,155
                                                             ==========    ==========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Cash overdraft                                          $  189,758    $  130,584
     Construction loan payable                                  622,982       619,779
     Accounts payable and accrued expenses                      145,184       127,019
                                                             ----------    ----------
                   Total Liabilities                            957,924       877,382
                                                             ----------    ----------

Partners' Capital:
     The Partnership                                          1,679,973     1,672,051
     Other joint venture                                          5,139         4,722
                                                             ----------    ----------
                  Total Partners' Capital                     1,685,112     1,676,773
                                                             ----------    ----------

                  Total Liabilities and Partners' Capital    $2,643,036    $2,554,155
                                                             ==========    ==========



                      INDUCON-EAST PHASE III JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1996 and 1995


                                                        Six Months    Six Months
                                                          Ended         Ended
                                                         June 30,      June 30,
                                                           1996          1995
                                                           ----          ----

Income:
     Rental                                             $  131,761    $   90,359
     Interest and other income                                --           8,404
                                                        ----------    ----------
     Total income                                          131,761        98,763
                                                        ----------    ----------

Expenses:
     Property operations                                    56,988        24,910
     Interest                                               25,380          --
     Depreciation and amortization                          28,914        24,192
     Administrative                                         12,140         8,024
                                                        ----------    ----------
     Total expenses                                        123,422        57,126
                                                        ----------    ----------

Net (loss) income                                       $    8,339    $   41,637
                                                        ==========    ==========



Allocation of net (loss) income:

     The Partnership                                    $    7,922    $   39,555
     Other Joint Venturer                                      417         2,082
                                                        ----------    ----------

                                                        $    8,339    $   41,637
                                                        ==========    ==========


A reconciliation of the Partnership's investment in the Phase III Venture is as follows:

                                                            1996

Investment in joint venture - beginning of period       $1,672,051
Capital contributions                                         --
Allocated loss                                               7,922
                                                        ----------

Investment in joint venture - end of period             $1,679,973
                                                        ==========

 7.  MORTGAGES AND NOTES PAYABLE

     The Partnership has the following mortgages and notes payable:

     The Paddock Building
     --------------------

     An 8.75% mortgage with a balance of $1,731,131 and $1,816,636 at June 30, 1996 and 1995, respectively, which provides for annual principal and interest payments of $219,612 payable in equal monthly installments with a final payment of $1,589,511 due in June 1998. Also, an 8% note payable with a balance of $153,565 and $167,803 as of June 30, 1996 and 1995,
     respectively, providing for monthly payments of $2,216, including interest at 8%, with a balloon payment due June 1998.

     The Williamsburg North Apartments
     ---------------------------------

     A 10.445% mortgage with a balance of $1,858,839 and $1,881,908 at June 30, 1996 and 1995, respectively, which provides for annual principal and interest payments of $218,556 payable in equal monthly installments with a final payment of $1,833,241 due on July 1, 1997.

     The Fountains Apartments
     ------------------------

     A 9.815% mortgage with a balance of $3,481,432 and $3,531,008 at June 30, 1996 and 1995, respectively, which provides for annual principal and interest payments of $393,953 payable in equal monthly installments with a final payment of $3,450,193 due on February 1, 1997.

     Camelot East Apartments, O'Hara Apartments, Wayne Estates Apartments
     --------------------------------------------------------------------

     A 10% mortgage with a balance of $8,115,289 and $8,207,130 at June 30, 1996 and 1995, respectively, allocated $4,175,214 to Camelot East, $1,342,715 to O'Hara and $2,689,201 to Wayne Estates. The loan provides for annual principal and interest payments of $899,616 payable in equal monthly installments with the remaining balance of $7,894,059 due October 1998.

     Jackson Park
     ------------

     A 12.375% mortgage note with a balance of $1,245,551 and $1,260,096 at June 30, 1996 and 1995, respectively, which provides for annual principal and interest payments of $169,680 payable in equal monthly installments with a final payment of $1,159,223 due on October 1, 2000.

     Commercial Park West
     --------------------

     A 9.25% mortgage with a balance of $4,872,762 and $4,900,000 at June 30, 1996 and 1995, respectively, which provided for interest only payments through June 1995. On July 1, 1995, interest changed to 10% with annual principal and interest payments of $516,012 payable in equal monthly installments. The remaining balance of $4,691,234 is due June 2001.

     The mortgages described above are secured by the individual apartment complexes to which they relate.

     The Partnership's mortgages and note payable are of a non-recourse nature.

     The aggregate maturities of mortgages and note payable for each of the next five years and thereafter are as follows:

                       Year                        Amount
                       ----                        ------

                       1996                        $      290,052
                       1997                             5,536,388
                       1998                             9,788,213
                       1999                                60,978
                       2000                             1,220,551
                       Thereafter                       4,710,291
                                                   --------------

                       TOTAL                       $   21,606,473
                                                   ==============


8.  RELATED PARTY TRANSACTIONS

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $165,857 and $183,934 for the six months ended June 30, 1996 and 1995, respectively.

     Accounts receivable - affiliates amounted to $174,543 at June 30, 1996. This balance is in the process of being reimbursed.

     The Partnership entered into a management agreement with unrelated third parties for the management of The Paddock and Commercial Park West. The agreements provide for the payment of a management fee equal to 3% and 2% of monthly gross rental income, respectively.

     According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement). This fee totaled approximately $0 for the six months ended June 30, 1996.

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $10,000 for the six months ended June 30, 1996 and 1995, respectively.

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

     The reconciliation of net loss for the six months ended June 30, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                   June 30,            June 30,
                                                    1996                 1995
                                                    ----                 ----

     Net loss - statement of operations       $  (991,575)          $  (700,163)

     Add to (deduct from):
         Difference in depreciation               172,424               156,640
         Difference in investment in
         Joint Ventures                            53,710                53,000
         Allowance for doubtful accounts           49,196                20,158
                                               ----------            ----------

     Net loss - tax return purposes           $  (716,245)          $  (470,365)
                                              ===========           ===========


     The reconciliation of Partners' Capital as of June 30, 1996 and December 31, 1995 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                 June 30,          December  31,
                                                    1996                 1995
                                                    ----                 ----

     Partners' Capital - balance sheet        $  3,565,119         $  4,556,694
     Add to (deduct from):
         Accumulated difference in
         depreciation                            1,556,353            1,383,929
         Accumulated difference in investments
         in Joint Ventures                         369,886              316,176
         Syndication fees                        2,352,797            2,352,797
         Accumulated difference in amortization
         of organization costs                      21,738               21,738
         Allowance for doubtful accounts           307,779              258,583
                                               -----------          -----------

     Partners' Capital -
         tax return purposes                   $ 8,173,672          $ 8,889,917
                                               ===========          ===========

         PART II      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
-------------------------------

The Partnership has maintained sufficient cash to enable it to not only fund current operations, but also to provide for future capital improvements. No distributions to partners were made in either the first six months of 1996 or 1995. The General Partner does hope to resume making distributions at some time during 1996. Although the Partnership experienced a loss for the first six months of 1996, management feels that with scheduled rent increases and efforts to control and manage expenses, profitability should increase.

Occupancies at the properties in the Partnership continued in most locations to be favorable (i.e exceeding 90 percent on average); Williamsburg North Apartments and The Paddock Office Building experienced lower occupancies during the second quarter of 1996, but management is actively pursuing and attracting new tenants by making capital improvements to the properties and through the use of rental promotions and concessions. Subsequent to June 30, 1996 a new tenant has taken space at The Paddock, thus improving their occupancy level significantly.


Results of Operations
---------------------

Partnership operations for the three month period ended June 30, 1996 resulted in a net loss of $724,537 or $33.46 per limited partnership unit compared to a loss of $217,414 or $10.04 per limited partnership unit for the same period in 1995. The Partnership operations for the six month period ended June 30, 1996 resulted in a net loss of $576,113 or $26.61 per limited partnership unit versus a second quarter 1995 net loss of $700,163 or $32.34 per unit.

Tax basis loss for the six month period ended June 30, 1996 amounted to $716,245 or $33.08 per limited partnership unit compared to a tax loss of $470,365 or $21.72 per unit for the corresponding period in 1995. For the second quarter of 1996, the tax basis loss amounted to $586,872 or $27.10 per limited partnership unit.

----------------------------------

Total revenue for the three month period ended June 30, 1996 amounted to $1,693,640 decreasing approximately $83,000 from the three month period ended June 30, 1995. For the first six months of 1996 there was a decrease in total partnership revenue of slightly less than $42,000 as compared to the same period in 1995. Of this total, there was only a slight decrease in rental income of $2,500 which primarily resulted from a decrease in commercial property occupancy. Interest and other income meanwhile decreased approximately $39,000 due to decreases in common area maintenance reimbursements at commercial properties.

For the six month period ended June 30, 1996, expenses totaled $3,973,199, decreasing just over $229,000 from the corresponding period in 1995. For the quarter ended June 30, 1996, Partnership expenses amounted to $1,993,121, increasing by $17,715 from the 1995 quarter amount. For the first six months of 1996, a large decrease in property operations expenditures resulted from a tightening of controls over spending. Specifically, payroll and associated costs decreased by over $30,000 and repairs and maintenance expenses decreased by more than $200,000. Contracted services and utility costs experienced only slight decreases overall. Total administrative expenses decreased by approximately $30,000 almost completely the result of lower management fees earned.

For the six month period ended June 30, 1996, the Inducon East Joint Venture generated a net loss of $140,554 versus a net loss of $106,721 for the six months ended June 30, 1995. This jump was primarily due to increases in property operational and interest expenses.

The Inducon East Phase III Joint Venture generated net income of $8,339 for the six month period ended June 30, 1996. Net income for the joint venture for the six month period ended June 30, 1995 amounted to $41,637.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------


                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------



Item 1 - Legal Proceedings
--------------------------

The Partnership is not party to, nor is it the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business.


Item 2, 3, 4 and 5
------------------

Not applicable.


Item 6 - Exhibits and reports on Form 8-K
-----------------------------------------

Exhibit 27 - Financial Data Schedule (Electronic filing only)

Reports on Form 8-K - None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP V



By:   /s/Joseph M. Jayson                       January 2, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       January 2, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  January 2, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary