Form 10-Q
period 1996-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 1997-01-03
CIK 790067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                              Commission File Number
September 30, 1996                                         0-16561

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
             (Exact Name of Registrant as specified in its charter)


 Delaware                                    16-1275925
--------------------                         -----------------------------------
(State of Formation)                        (IRS Employer Identification Number)


2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                 ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any
amendment to this Form 10-Q.   (X)

As of September 30, 1996 the issuer had 21,002.8 units of limited partnership interest outstanding. The aggregate value of the units of limited partnership interest held by non-affiliates of the Registrant was $21,001,800.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------

                                      INDEX
                                      -----


                                                                        PAGE NO.
                                                                        --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  September 30, 1996 and December 31, 1995                3

            Statements of Operations -
                  Three Months Ended September 30, 1996 and 1995          4

            Statements of Operations -
                  Nine Months Ended September 30, 1996 and 1995           5

            Statements of Cash Flows -
                  Nine Months Ended September 30, 1996 and 1995           6

            Statements of Partners' (Deficit) Capital -
                  Nine Months Ended September 30, 1996 and 1995           7

            Notes to Financial Statements                               8 - 22


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
--------    FINANCIAL CONDITION & RESULTS OF OPERATIONS                23 - 25
            -------------------------------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                                   (Unaudited)

                                                        September 30,    December 31,
                                                             1996            1995
                                                             ----            ----
ASSETS
------

Property, at cost:
     Land                                               $  2,221,900     $  2,221,900
     Buildings and improvements                           29,198,142       29,191,450
     Furniture, fixtures and equipment                     2,430,000        2,430,000
                                                        ------------     ------------
                                                          33,850,042       33,843,350
     Less accumulated depreciation                        11,617,564       10,689,782
                                                        ------------     ------------
          Property, net                                   22,232,478       23,153,568

Investments in real estate joint ventures                  2,065,493        2,294,497

Cash                                                         622,141          453,883
Accounts receivable, net of allowance for doubtful
     accounts of $477,017 and $377,812, respectively          26,360           51,596
Accounts receivable - affiliate                              118,098          147,846
Mortgage escrow                                              878,678          574,577
Mortgage costs, net of accumulated amortization
     of $310,078 and $259,823                                292,906          295,280
Other assets                                                 550,834          506,056
                                                        ------------     ------------

             Total Assets                               $ 26,786,989     $ 27,477,303
                                                        ============     ============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgages and notes payable                        $ 21,411,129     $ 21,606,473
     Accounts payable and accrued expenses                 1,250,355          769,432
     Accrued interest                                        165,496          179,518
     Security deposits and prepaid rents                     386,365          365,186
                                                        ------------     ------------
             Total Liabilities                            23,213,345       22,920,609
                                                        ------------     ------------

Partners' (Deficit) Capital:
     General partners                                       (451,156)        (421,665)
     Limited partners                                      4,024,801        4,978,359
                                                        ------------     ------------
            Total Partners' Capital                        3,573,644        4,556,694
                                                        ------------     ------------

            Total Liabilities and Partners' Capital     $ 26,786,989     $ 27,477,303
                                                        ============     ============


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                    Three Months    Three Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                        1996            1995
                                                        ----            ----

Income:
     Rental                                         $ 1,584,388     $ 1,648,596
     Interest and other income                          109,252         123,442
                                                    -----------     -----------
     Total income                                     1,693,640       1,772,038
                                                    -----------     -----------

Expenses:
     Property operations                                621,673         880,320
     Interest                                           558,512         538,248
     Depreciation and amortization                      317,573         388,159
     Administrative:
          Paid to affiliates                            214,499         220,922
          Other                                         170,186          98,764
                                                    -----------     -----------
     Total expenses                                   1,882,443       2,126,413
                                                    -----------     -----------

Loss before allocated loss from joint venture          (188,803)       (354,375)

Allocated loss from joint ventures                     (425,056)       (179,637)
                                                    -----------     -----------

Net loss                                            $  (613,859)    $  (534,012)
                                                    ===========     ===========

Loss per limited partnership unit                   $    (28.35)    $    (24.66)
                                                    ===========     ===========

Distributions per limited partnership unit          $      --       $      --
                                                    ===========     ===========

Weighted average number of
     limited partnership units
     outstanding                                       21,002.8        21,002.8
                                                    ===========     ===========







                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                     Nine Months    Nine Months
                                                       Ended          Ended
                                                    September 30,  September 30,
                                                         1996           1995
                                                         ----           ----
Income:
     Rental                                         $ 4,994,347     $ 4,930,453
     Interest and other income                          223,158         406,199
                                                    -----------     -----------
     Total income                                     5,217,505       5,336,652
                                                    -----------     -----------

Expenses:
     Property operations                              2,427,094       2,534,209
     Interest                                         1,628,717       1,654,662
     Depreciation and amortization                    1,024,549       1,152,374
     Administrative:
          Paid to affiliates                            492,112         683,398
          Other                                         399,080         304,746
                                                    -----------     -----------
     Total expenses                                   5,971,552       6,329,389
                                                    -----------     -----------

Loss before allocated loss from joint venture          (754,047)       (992,737)

Allocated loss from joint ventures                     (229,003)       (241,438)
                                                    -----------     -----------

Net loss                                            $  (983,050)    $(1,234,175)
                                                    ===========     ===========

Loss per limited partnership unit                   $    (45.40)    $    (57.00)
                                                    ===========     ===========

Distributions per limited partnership unit          $      --       $      --
                                                    ===========     ===========

Weighted average number of
     limited partnership units
     outstanding                                       21,002.8        21,002.8
                                                    ===========     ===========








                         See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                               Nine Months     Nine Months
                                                                  Ended           Ended
                                                              September 30,   September 30,
                                                                   1996            1995
                                                                   ----            ----
Cash flow from operating activities:
     Net loss                                                 $  (983,050)    $(1,234,175)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating
     activities:
     Depreciation and amortization                              1,024,549       1,152,374
     Net loss from joint ventures                                 229,003         241,438
Changes in operating assets and liabilities:
     Accounts receivable                                           25,236         (64,767)
     Mortgage escrow                                             (304,101)           --
     Other assets                                                 (44,778)        (47,716)
     Accounts payable and accrued expenses                        480,923         669,287
     Accrued interest                                             (14,022)        (16,575)
     Security deposits and prepaid rent                            21,179         (77,405)
                                                              -----------     -----------
Net cash provided by operating activities                         434,940         622,461
                                                              -----------     -----------

Cash flow from investing activities:
     Accounts receivable - affiliates                              29,748         148,933
     Capital expenditures                                          (6,692)           --
     Contributions to joint ventures, net of distributions           --              --
                                                              -----------     -----------
Net cash (used in) provided by investing activities                23,056         148,933
                                                              -----------     -----------

Cash flows from financing activities:
     Accounts payable - affiliates                                   --            40,000
     Distributions to partners                                       --              --
     Principal payments on mortgages and notes                   (195,344)           --
     Mortgage costs related to refinancing                        (94,394)           --
     Mortgage proceeds                                               --          (233,311)
                                                              -----------     -----------
Net cash (used in) financing activities                          (289,738)       (193,311)
                                                              -----------     -----------

Increase (decrease) in cash                                       168,258         578,083

Cash - beginning of period                                        453,883         226,213
                                                              -----------     -----------

Cash - end of period                                          $   622,141     $   804,296
                                                              ===========     ===========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                   $ 1,642,739     $ 1,654,662
                                                              ===========     ===========


                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


                                          General           Limited Partners
                                          Partners
                                           Amount         Units         Amount
                                           ------         -----         ------

Balance, January 1, 1995              $  (362,779)       21,002.8   $ 6,882,353

Net loss                                  (37,025)         --        (1,197,150)
                                      -----------        --------   -----------

Balance, September 30, 1995           $  (399,804)       21,002.8   $ 5,685,203
                                      ===========        ========   ===========


Balance, January 1, 1996              $  (421,665)       21,002.8   $ 4,978,359

Net loss                                  (29,491)         --          (953,558)
                                      -----------       --------    -----------

Balance, September 30, 1996           $  (451,156)       21,002.8   $ 4,024,801
                                      ===========        ========   ===========





















                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                          NOTES TO FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


1.   GENERAL PARTNERS' DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership V, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the nine month periods ended September 30, 1996 and 1995, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

6.   INVESTMENTS IN JOINT VENTURES

     Inducon East Joint Venture (the "Venture") was formed pursuant to an agreement dated April 22, 1987 between the Partnership and Curtlaw
     Corporation, a New York Corporation (the "Corporation"). The primary purpose of the Venture is to acquire land and construct office/warehouse buildings as income-producing property. The development consists of two parcels of land measuring approximately 8.4 acres for Phase I and 6.3 acres for Phase II. Phase I consists of two (2) buildings of approximately 38,000 and 52,000 square feet, while Phase II consists of four (4) buildings totaling approximately 75,000 square feet, with each building approximately 19,000 square feet. At September 30, 1996, both buildings had been placed in service in Phase I and all four buildings in Phase II were also in service.

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

     A summary of the assets, liabilities, and capital of the Inducon East Joint Venture as of September 30, 1996 and December 31, 1995 and the results of its operations for the nine months ended September 30, 1996 and 1995 follows:

                           INDUCON-EAST JOINT VENTURE
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                             September 30,   December 31,
                                                                  1996           1995
                                                                  ----           ----
ASSETS
------

Property, at cost:
     Land                                                    $   500,100     $   500,100
     Land improvements                                           435,768         435,769
     Buildings                                                 8,423,610       8,427,089
                                                             -----------     -----------
                                                               9,359,478       9,362,958
     Less accumulated depreciation                             2,409,193       2,110,752
                                                             -----------     -----------
          Property, net                                        6,950,285       7,252,206

Cash and cash equivalents                                        328,807         123,643
Mortgage costs, net of amortization                              112,240         140,365
Other assets                                                     103,786         117,502
                                                             -----------     -----------

                   Total Assets                              $ 7,495,119     $ 7,633,716
                                                             ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Bonds payable                                           $ 6,658,953     $ 6,705,044
     Accounts payable and accrued expenses                       552,701         297,691
     Accounts payable - affiliates                                29,647         126,946
                                                             -----------     -----------
                   Total Liabilities                           7,241,301       7,129,681
                                                             -----------     -----------

Partners' Capital (Deficit):
     The Partnership                                             384,738         622,445
     Other joint venturer                                       (130,921)       (118,410)
                                                             -----------     -----------
                  Total Partners' Capital                        253,818         504,035
                                                             -----------     -----------

                  Total Liabilities and Partners' Capital    $ 7,495,119     $ 7,633,716
                                                             ===========     ===========

                           INDUCON-EAST JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996 and 1995


                                                   Nine Months      Nine Months
                                                      Ended            Ended
                                                  September 30,    September 30,
                                                       1996            1995
                                                       ----            ----
Income:
     Rental                                       $   853,092       $   849,948
     Interest and other income                        171,531           116,350
                                                  -----------       -----------
     Total income                                   1,024,623           966,298
                                                  -----------       -----------

Expenses:
     Property operations                              356,809           248,144
     Interest                                         499,291           503,814
     Depreciation and amortization                    349,247           330,935
     Administrative                                    69,493            52,559
                                                  -----------       -----------
     Total expenses                                 1,274,840         1,135,452
                                                  -----------       -----------

Net loss                                          $  (250,217)      $  (169,154)
                                                  ===========       ===========



Allocation of net loss:

     The Partnership                              $  (237,707)      $  (160,696)
     Other Joint Venturer                             (12,511)           (8,458)
                                                  -----------       -----------

                                                  $  (250,217)      $  (169,154)
                                                  ===========       ===========


A reconciliation of the Partnership's investment in the Joint Venture is as follows:

                                                     1996

Investment in joint venture - beginning of period $  622,445
Capital contributions                                    -
Allocated loss                                      (237,707)
                                                  ----------

Investment in joint venture - end of period       $  384,738
                                                  ==========

     Inducon East Phase III Joint Venture (the "Phase III Venture") was formed pursuant to an agreement dated September 8, 1992 between the Partnership and Inducon Corporation. The primary purpose of the Phase III Venture is to acquire land and construct office/warehouse buildings as income producing property. The proposed development consists of 4.2 acres of land and two buildings with approximately 25,200 and 21,300 square feet, respectively. As of September 30, 1996, both buildings have been fully constructed and placed in service.

     The Partnership has contributed $1,582,316 to the Phase III Venture. The remaining funds needed to complete construction came from a $750,000 construction loan. The balance of this loan at September 30, 1996 is $598,136.

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

     A summary of the assets, liabilities and partners' capital of the Phase III Venture as of September 30, 1996 and December 31, 1995 and the results of operations for the nine months ended September 30, 1996 and 1995 is as follows:

                      INDUCON-EAST PHASE III JOINT VENTURE
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                            September 30,  December 31,
                                                                 1996          1995
                                                                 ----          ----
ASSETS
------

Property, at cost:
     Land                                                    $  141,400    $  141,400
     Buildings                                                2,400,416     2,300,806
                                                             ----------    ----------
                                                              2,541,816     2,442,206
     Less accumulated depreciation                              145,522       100,426
                                                             ----------    ----------
          Property, net                                       2,396,294     2,341,780

Cash and cash equivalents                                          --            --
Accounts receivable                                              13,933         3,665
Accounts receivable - affiliates                                128,469       117,805
Other assets                                                     23,218         5,346
Deferred financing cost, net of accumulated amortization
     of $14,953 and $7,870                                       32,269        39,352
Leasing commissions, net of accumulated amortization
      of $30,192 and $23,289                                     50,426        46,207
                                                             ----------    ----------

                   Total Assets                              $2,644,609    $2,554,155
                                                             ==========    ==========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Cash overdraft                                          $  273,880    $  130,584
      Construction loan payable                                 598,136       619,779
     Accounts payable and accrued expenses                       86,657       127,019
                                                             ----------    ----------
                   Total Liabilities                            958,674       877,382
                                                             ----------    ----------

Partners' Capital:
     The Partnership                                          1,680,755     1,672,051
     Other joint venture                                          5,180         4,722
                                                             ----------    ----------
                  Total Partners' Capital                     1,685,935     1,676,773
                                                             ----------    ----------

                  Total Liabilities and Partners' Capital    $2,644,609    $2,554,155
                                                             ==========    ==========

                      INDUCON-EAST PHASE III JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996 and 1995


                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                        1996           1995
                                                        ----           ----

Income:
     Rental                                         $   219,002     $   139,117
     Interest and other income                             --            12,700
                                                    -----------     -----------
     Total income                                       219,002         151,817
                                                    -----------     -----------

Expenses:
     Property operations                                 85,037         185,264
     Interest                                            40,685           3,972
     Depreciation and amortization                       59,082          36,288
     Administrative                                      25,035          11,286
                                                    -----------     -----------
     Total expenses                                     209,840         236,810
                                                    -----------     -----------

Net income (loss)                                   $     9,162     $   (84,993)
                                                    ===========     ===========



Allocation of net income (loss):

     The Partnership                                $     8,704     $   (80,743)
     Other Joint Venturer                                   458          (4,250)
                                                    -----------     -----------

                                                    $     9,162     $   (84,993)
                                                    ===========     ===========


A reconciliation of the Partnership's investment in the Phase III Venture is as follows:

                                                         1996

Investment in joint venture - beginning of period   $ 1,672,051
Capital contributions                                      --
Allocated income                                          8,704
                                                    -----------

Investment in joint venture - end of period         $ 1,680,755
                                                    ===========

7.   MORTGAGES AND NOTES PAYABLE

     The Partnership has the following mortgages and notes payable:

     The Paddock Building
     --------------------

     An 8.75% mortgage with a balance of $1,736,482 and $1,782,926 at September 30, 1996 and 1995, respectively, which provides for annual principal and interest payments of $219,612 payable in equal monthly installments with a final payment of $1,589,511 due in June 1998. Also, an 8% note payable with a balance of $153,566 and $165,770 as of September 30, 1996 and 1995, respectively, providing for monthly payments of $2,216, including interest at 8%, with a balloon payment due June 1998.

     The Williamsburg North Apartments
     ---------------------------------

     A 10.445% mortgage with a balance of $1,852,687 and $1,876,396 at September 30, 1996 and 1995, respectively, which provides for annual principal and interest payments of $218,556 payable in equal monthly installments with a final payment of $1,833,241 due on July 1, 1997.

     The Fountains Apartments
     ------------------------

     A 9.815% mortgage with a balance of $3,468,263 and $3,519,064 at September 30, 1996 and 1995, respectively, which provides for annual principal and interest payments of $393,953 payable in equal monthly installments with a final payment of $3,450,193 due on February 1, 1997.

     Camelot East Apartments, O'Hara Apartments, Wayne Estates Apartments
     --------------------------------------------------------------------

     A 10% mortgage with a balance of $8,126,253 and $8,186,143 at September 30, 1996 and 1995, respectively, allocated $4,152,460 to Camelot East, $1,319,211 to O'Hara and $2,654,582 to Wayne Estates. The loan provides for annual principal and interest payments of $899,616 payable in equal monthly installments with the remaining balance of $7,894,059 due October 1998.

     Jackson Park
     ------------

     A 12.375% mortgage note with a balance of $1,241,461 and $1,256,626 at September 30, 1996 and 1995, respectively, which provides for annual principal and interest payments of $169,680 payable in equal monthly installments with a final payment of $1,159,223 due on October 1, 2000.

     Commercial Park West
     --------------------

     A 9.25% mortgage with a balance of $4,865,498 and $4,897,832 at September 30, 1996 and 1995, respectively, which provided for interest only payments through June 1995. On July 1, 1995, interest changed to 10% with annual principal and interest payments of $516,012 payable in equal monthly installments. The remaining balance of $4,691,234 is due June 2001.

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
                                          ==============


8.   RELATED PARTY TRANSACTIONS

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $269,332 and $274,667 for the nine months ended September 30, 1996 and 1995, respectively.

     The Partnership entered into a management agreement with unrelated third parties for the management of The Paddock and Commercial Park West. The agreements provide for the payment of a management fee equal to 3% and 2% of monthly gross rental income, respectively.

     According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement). This fee totaled $0 for the nine months ended September 30, 1996.

     Accounts receivable - affiliates amounted to $118,098 at September 30, 1996. This balance has been fully reimbursed as of December 31, 1996.

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $10,000 for the nine months ended September 30, 1996 and 1995, respectively.

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

     The reconciliation of net loss for the nine months ended September 30, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                              September 30,        September 30,
                                                  1996                 1995
                                                  ----                 ----

    Net loss - statement of operations        $  (983,050)         $(1,234,175)

    Add to (deduct from):
       Difference in depreciation                 258,636              234,960
       Difference in investment in
       Joint Ventures                              80,565               79,500
       Allowance for doubtful accounts             73,794               87,527
                                              -----------          -----------

    Net loss - tax return purposes            $  (570,055)         $  (832,188)
                                              ===========          ===========


     The reconciliation of Partners' (Deficit) Capital as of September 30, 1996 and December 31, 1995 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                               September 30,       December 31,
                                                    1996               1995
                                                    ----               ----

    Partners' Capital - balance sheet          $  3,573,644       $  4,556,694
    Add to (deduct from):
       Accumulated difference in
       depreciation                               1,642,565          1,383,929
       Accumulated difference in investments
       in Joint Ventures                            396,741            316,176
       Syndication fees                           2,352,797          2,352,797
       Accumulated difference in amortization
       of organization costs                         21,738             21,738
       Allowance for doubtful accounts              332,377            258,583
                                                -----------       ------------
    Partners' Capital -
       tax return purposes                      $ 8,319,862       $  8,889,917
                                                ===========       ============

       PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
-------------------------------

Although the Partnership experienced drops in occupancy levels resulting in less revenues collected at several complexes/buildings, sufficient cash from operations continues to allow the Partnership to make capital improvements to the properties. Management has plans for improvements such as new carpeting, appliances and fresh paint at all complexes. Roof repairs are on-going at The Fountains, Camelot East and Jackson Park; these will also be funded out of cash flow. It is felt that with an improved appearance will come new interest (i.e. new tenants).

Several changes in personnel were made at various properties in this Partnership, with emphasis being put on more experienced resident managers and leasing staff. Management is continually stressing the importance of collection efforts and tenant retention to its on-site personnel. As the end of the year approaches, the General Partner is optimistic that the efforts being put forth will result in increased occupancies and therefore additional positive cash flow. Also a result of increases in occupancies will be the halting of rental concessions which are currently being offered as a primary incentive to attract new tenants. Control over expenditures will continue to be tight in the last quarter in an effort to maintain the trend of declining expenses which has been seen thus far in 1996.

The Partnership did not make any distributions for the nine month periods ended September 30, 1996 and 1995. The General Partner does hope to resume making distributions soon, although it is not likely that any will be made in 1996 as the cash is needed for capital improvements and general maintenance type items.


Results of Operations
---------------------

For the quarter ended September 30, 1996, the Partnership's net loss was $613,859 or $28.35 per limited partnership unit. Net loss for the quarter ended September 30, 1995 amounted to $534,012 or $24.66 per unit. For the nine month period ended September 30, 1996, the net loss was $983,050 or $45.40 per limited partnership unit as compared to $1,234,175 or $57.00 per limited partnership unit for the same nine month period in 1995.

---------------------------------

Partnership revenue for the quarter ended September 30, 1996 totaled $1,693,640, a decrease of slightly over $78,000 from the 1995 amount of $1,772,038. The majority of the drop in total revenue can be attributed to the $64,000 decrease in rental revenue between the quarters ended September 30, 1996 and 1995. The drop in rental revenue is primarily due to declines in economic occupancy at four of the six residential complexes and the loss of an anchor tenant at The
Paddock Office Building in Nashville, Tennessee. In order to stimulate new interest in these complexes, management continues to offer rental concessions and other promotions. Delinquencies at several of the complexes has also been a noted problem during this past quarter of 1996; management has instructed all site personnel to aggressively pursue collections as a means of improving cash flow. Other income continued to decrease as it did in previous quarters of 1996 dropping by approximately $14,000 this quarter. With efforts being put forth on collections, and new marketing through heavy use of advertisements, it is expected that in the final quarter of 1996 occupancies will increase, thus allowing management to halt the concessions currently being offered as we head into 1997.

For the quarter ended September 30, 1996, Partnership expenses amounted to $1,882,443 which is an impressive decrease of almost $244,000 from that of the previous year. For the nine month period ended September 30, 1996, Partnership expenses decreased by over $357,000 as compared to the same period in 1995. Specifically, there was a large decrease in property operations expenditures when comparing the two quarters. Management continues to monitor spending very carefully, especially in the areas of payroll and associated costs, repairs and maintenance expenses and contracted services. As an example, Williamsburg North has experienced a drop in its contracted service costs thus far in 1996 of over $20,000 compared to the first three quarters of 1995. There were slight increases at almost all complexes in utility costs (primarily gas), while real estate taxes and insurance costs remained fairly stable as compared to last year. The most prominent decrease in expenses was in the area of administrative expenses paid to affiliates. The total for the first three quarters of 1996 was $492,112, a drop of over $191,000 from that of 1995. This decrease is due to lower management fees resulting from lower occupancies, as well as decreases in accounting and portfolio management fees and investor services fees. Other administrative expenses showed increases in advertising expenses due to more aggressive marketing and in credit check costs due to more applications being processed/taken.

---------------------------------

For the nine month period ended September 30, 1996, the Inducon East Joint Venture generated a net loss of $250,217 versus a loss of $169,154 for the nine months ended September 30, 1995. The increased loss continues to be due to an increase in property operations expenses, which have increased by more than $108,000 over those of the previous year.

The Inducon East Phase III Joint Venture generated net income of $9,162 for the nine month period ended September 30, 1996. For the nine month period ended September 30, 1996, the joint venture posted a loss of $84,993.

Tax basis loss for the nine month period ended September 30, 1996 amounted to $570,055 or $26.33 per limited partnership unit compared to a tax loss of $832,188 or $38.43 per unit for the corresponding period in 1995.

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