Form 10-K
period 1996-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 1997-04-11
CIK 790067

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

     (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31, 1996

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934.  (NO FEE
          REQUIRED)

                         Commission File Number 0-16561

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
             (Exact Name of Registrant as specified in its Charter)

Delaware                               16-1275925
--------------------                   ---------------------------------
(State of Formation)                   (IRS Employer Identification No.)

2350 North Forest Road
Suite 21-B
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:    (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:    Units of Limited
                                                               Partnership
                                                               Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (X)


                       DOCUMENTS INCORPORATED BY REFERENCE
        See Item 14 for a list of all documents incorporated by reference

                                     PART I

ITEM 1:  BUSINESS
-----------------

     The Registrant, Realmark Property Investors Limited Partnership-V (the "Partnership"), is a Delaware limited partnership organized in 1985, pursuant to an Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), under the Revised Delaware Uniform Limited Partnership Act. The Partnership's general partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M. Jayson (the "Individual General Partner").

     The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on July 14, 1986, and concluded the offering on October 31, 1987, having raised a total of $20,999,800 before deducting sales commissions and expenses of the offering.

     The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. As of December 31, 1996, the Partnership owned six (6) apartment complexes totaling 972 units, a 65,334 square foot office/warehouse building in Nashville, Tennessee, a 115,021 square foot office complex in Durham, North Carolina, and a 50% interest in a joint venture in an office/warehouse complex in Amherst, New York. The Partnership also owns a 50% joint venture interest in another office/warehouse complex in Amherst, New York.

     The business of the Partnership is not seasonal. As of December 31, 1996, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1996 were employees of the Corporate General Partner or its affiliates.

     The Partnership's objectives are to (1) provide a return of capital plus capital gains from the sale of appreciated properties; (2) provide partners with cash distributions until properties are sold; (3) preserve and protect partners' capital and (4) achieve a build-up of equity through the reduction of mortgage loans.

     The occupancy for each complex as of December 31, 1996, 1995 and 1994 was as follows:

                                           1996        1995       1994
                                           ----        ----       ----

Williamsburg North                          88%        92 %       92 %
Fountains                                   89%        97 %       96 %
Camelot                                     97%        98 %       98 %
O'Hara                                      92%        95 %       95 %
Wayne Estates                               93%        96 %       96 %
Jackson Park                                97%        99 %       98 %
The Paddock                                 89%        100 %      90 %
Commercial Park West                        99%        98 %       97 %

     The percentage of total Partnership revenue generated from each complex as of December 31, 1996, 1995 and 1994 was as follows:

                                           1996        1995       1994
                                           ----        ----       ----

Williamsburg North                          14%        14 %       14 %
Fountains                                   17%        17 %       17 %
Camelot                                     18%        18 %       18 %
O'Hara                                       7%         7 %        7 %
Wayne Estates                               12%        12 %       12 %
Jackson Park                                 8%         8 %        8 %
The Paddock                                  5%         5 %        5 %
Commercial Park West                        19%        19 %       19 %



ITEM 2:   PROPERTIES
-------   ----------

The following is a list of residential apartment complexes owned by the Partnership at December 31, 1996:


Property Name
  and Location             General Character of Property                     Purchase Date
  ------------             -----------------------------                     -------------
Williamsburg North Apts.   Apartment complex; 16 buildings on 10 acres.      December 1987
  Columbus, IN             192 units.  The outstanding mortgage balance
                           at  December   31,   1996  was   $1,846,372,
                           maturing July 1997, with monthly payments of
                           $18,213, including interest at 10.445%.

The Fountains Apts.        Apartment complex; 10 buildings on 20 acres.      February 1988
  Westchester, OH          215 units.  The mortgage has an outstanding
                           balance of  $3,454,767  at December 31, 1996
                           and calls for  monthly  payments of $32,829,
                           including  interest at 9.815%.  The mortgage
                           was  originally  due  February  1, 1997;  no
                           extension has been made, and the mortgage is
                           payable on demand.

Camelot East Apts.         Apartment complex; 23 buildings on 6 acres;       May 1988
  Louisville, KY           205 units.

O'Hara Apts.               Apartment complex; 12 buildings on 9 acres;       June 1988
  Greenville, SC           100 units.

Wayne Estates Apts.        Apartment complex; 17 buildings on 10 acres;      July 1988
  Huber Heights, OH        158 units.












ITEM 2:   PROPERTIES (Con't.)
-------   -------------------

Property Name
  and Location             General Character of Property                     Purchase Date
  ------------             -----------------------------                     -------------

     Camelot East Apartments,  O'Hara  Apartments and Wayne Estates  Apartments  mortgages were refinanced in 1994 into one mortgage held in the name of Realmark Property  Investors
Limited  Partnership-V.  The  outstanding  mortgage  balance  at  December  31,  1996  was
$8,070,319,  allocated $4,107,792 to Camelot East,  $1,315,463 to O'Hara and $2,647,064 to
Wayne Estates.  The loan matures  October 1998 with monthly  payments of $74,968,  bearing interest at 10%.

Jackson Park              Apartment complex; 102 units.  The                 April 1989
  Seymour, IN             outstanding mortgage balance at December
                          31, 1996 was  $1,237,578,  maturing  October
                          2000  with  monthly   payments  of  $14,140,
                          including interest at 12.375%.

     The above  apartment  complexes  are being  managed for the  Partnership  by Realmark
Corporation, an affiliate of the General Partner.

     The following is a list of commercial properties owned by the Partnership at December
31, 1996:

The Paddock Building      Office/Warehouse Building; 65,334 square           May 1987
  Nashville, TN           feet.  The property is currently managed by
                          a  third  party.  Realmark  Corporation,  an
                          affiliate of the Corporate  General Partner,
                          closely   monitors   the   operations.   The
                          outstanding mortgage balance at December 31,
                          1996 was $1,690,505.  The mortgage  provides
                          for monthly  payments  of $18,301  including
                          interest at 8.75% and matures June 1998.  In
                          addition,  a $180,000,  10% demand note with
                          monthly interest payments of $1,500.

Commercial Park West      Office complex; 3 buildings totaling               June 1991
  Durham, NC              115,021 square feet.  The property is
                          managed  by a  third  party,  with  Realmark
                          Corporation,  an affiliate of the  Corporate
                          General  Partner,   closely  monitoring  the
                          operations. The outstanding mortgage balance
                          at   December   31,   1996  was   $4,858,051
                          providing for annual  principal and interest
                          payments of $516,012  including  interest at
                          10%. The mortgage matures June 2001.



















ITEM 2:   PROPERTIES (Con't.)
-------   -------------------

Property Name
  and Location           General Character of Property                       Purchase Date
  ------------           -----------------------------                       -------------

Inducon - East           Office/warehouse complex; 6 buildings on            April 1987
  Joint Venture          15 acres; approximately 150,000 sq. ft of
  Amherst, NY            rentable space.  The venture has three bonds
                         payable   in  the   amount  of   $2,931,564,
                         $684,859 and $2,975,000 at December 31, 1996
                         with  interest at 10.25%,  10.25% and 9.45%,
                         respectively.  These bonds  mature  November
                         1999,   November  1999  and  December  1999,
                         respectively.  The  Partnership  holds a 50%
                         joint venture interest.

Inducon - East Phase III The development consists of one 25,200 sq. ft.     September 1992
  Joint Venture          building on 4.2 acres of land.  Additionally,
  Amherst, NY            construction on a second building measuring
                         approximately 21,300 sq. ft. was completed
                         in 1996.  The Venture has a demand loan
                         with an outstanding balance of $622,077 at
                         December 31, 1996, providing for monthly principal
                         and interest payments of $14,888 at a rate of prime
                         plus 1.5% with a five year amortization.  The
                         Partnership holds a 50% joint venture interest.


ITEM 3:   LEGAL PROCEEDINGS
-------   -----------------

     The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
-------   -------------------------------------------
          HOLDERS.
          --------

     None.

                                          PART II

ITEM 5:   MARKET FOR REGISTRANT'S UNITS OF LIMITED
-------   ----------------------------------------
          PARTNERSHIP INTEREST.

     There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

     There were no Partnership distributions for the years ended December 31, 1996 and 1995. Partnership distributions for the year ended December 31, 1994 totaled $108,268 or $5.00 per limited partnership unit.

     As of December 31, 1996, there were 2,264 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA

                                       Realmark Properties Investors Limited Partnership-V

                             Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                            Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1994   Dec. 31, 1993   Dec. 31, 1992
                            -------------   -------------   -------------   -------------   -------------
Total assets                 $ 26,050,643    $ 27,477,303    $ 29,432,301    $ 29,925,512    $ 31,709,073
                             ============    ============    ============    ============    ============

Notes payable and
  long-term obligations      $ 21,337,592    $ 21,606,473    $ 21,918,069    $ 21,165,091    $ 21,440,659
                             ============    ============    ============    ============    ============
_________________________________________________________________________________________________________

Revenue                      $  7,012,767    $  7,213,894    $  6,799,739    $  6,309,766    $  6,026,205

Expenses                        7,919,987       8,782,511       7,745,256       7,115,460       7,057,069
                             ------------    ------------    ------------    ------------    ------------

Loss before allocated
  loss from joint ventures       (907,220)     (1,568,617)       (945,517)       (805,694)     (1,030,864)

Loss from Joint Ventures         (354,921)       (394,263)       (338,372)       (280,969)       (309,681)
                             ------------    ------------    ------------    ------------    ------------

Net loss                     ($ 1,262,141)   ($ 1,962,880)   ($ 1,283,889)   ($ 1,086,663)   ($ 1,340,545)
                             ============    ============    ============    ============    ============
_________________________________________________________________________________________________________

Net cash provided by
  operating activities       $    825,354    $    402,933    $     81,380    $    689,790    $    584,815

Principal payments on
  long-term debt net of
  proceeds from debt
  financing                      (268,881)       (311,596)        752,978        (275,568)       (143,808)
                             ------------    ------------    ------------    ------------    ------------

Net cash provided by
  operating activities
  less principal
  payments on
  long-term debt             $    556,473    $     91,337    $    834,358    $    414,222    $    441,007
                             ============    ============    ============    ============    ============
_________________________________________________________________________________________________________

Loss per limited
  partnership unit           ($     58.29)   ($     90.65)   ($     59.30)   ($     50.19)   ($     61.91)
                             ============    ============    ============    ============    ============

Distributions per limited
  partnership unit           $       --      $       --      $       5.00    $      18.75    $      15.00
                             ============    ============    ============    ============    ============

Weighted average number
  of limited partnership
  units outstanding              21,002.8        21,002.8        21,002.8        21,002.8        21,002.8
                             ============    ============    ============    ============    ============


ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ----------------------------------------------

Liquidity and Capital Resources:
--------------------------------

     The Partnership had success during the year ended December 31, 1996 in controlling expenses, the result of which can be seen in the almost 36% decrease in the loss for the year. Occupancy levels decreased through much of 1996 causing a decrease in revenues, but management feels confident that with the improvements being made to the properties, as well as those planned, that this situation will turn around in the coming year. Cash flow from operations improved significantly over that of the two previous years; this additional cash flow is being used to fund capital improvements at the properties in the partnership.

     Management has implemented corrective action plans in response to the going concern considerations discussed in Note 13 to the financial statements. Management is attempting to refinance some properties in this Partnership, and is close to finalizing a deal as of the date of this writing. The refinancing will also improve cash flow in the Partnership. Management feels that the refinancing of several properties in the Partnership and/or the sale of such properties will affect the future viability of the Partnership.

     Management also has plans to improve the financial operations of the Partnership through tighter cash management by way of the closer monitoring of expenses such as payroll, advertising and maintenance, which have typically been the expenses that have increased from year to year. Additionally, tighter credit policies have been put into place as a means of avoiding the collection problems which the properties incurred during the past several years.

     Accounts receivable - affiliates totaled $17,233 and $147,846 at December 31, 1996 and 1995, respectively. The outstanding balance is in the process of being reimbursed.

     The Partnership made no distributions in the years ended December 31, 1996 and 1995. Management hopes to make a distribution in the coming year, but at this date, all available cash is being utilized to fund necessary improvements to the properties.


Results of Operations:
----------------------

     For the year ended December 31, 1996, the Partnership incurred a net loss of $1,262,141 or $58.29 per limited partnership unit. This is a large decrease from the year ended December 31, 1995 when the loss incurred totaled $1,962,880 or $90.65 per limited partnership unit, and it is more in line with the loss which resulted in 1994 totaling $1,283,889 or $59.30 per limited partnership unit.

     Partnership revenues for the year ended December 31, 1996 totaled $7,012,767, consisting of rental income of $6,661,327 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $351,440. The decrease in rental revenue from that of the previous year is the result of decreasing occupancies at several of the residential complexes in the Partnership, such as Williamsburg North and The Fountains; occupancy also dropped at The Paddock, which was 100% occupied as of December 31, 1995. Commercial Park West, Camelot East and Jackson Park were three of the stronger performers at the end of 1996. In order to limit vacancies and improve cash collections, management continues to offer incentive programs, such as free months rent or discounted rents for signed leases. Even when such a program is successful, however, it does result in a short-term decrease in revenues until full rent is paid. Rental revenues in the year ended December 31, 1995 amounted to $6,826,595 and in the year ended December 31, 1994 totaled $6,478,373.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
          ------------------------------------------------------

Results of Operations (Con't.):
-------------------------------

     Partnership expenses for the year ended December 31, 1996 totaled $7,919,987, a considerable decrease over the expenses of the year ended December 31, 1995 which were $8,782,511, yet a slight increase over those of 1994 which totaled $7,745,256. The decrease can be attributed to lower property operations costs and administrative costs paid to affiliates incurred during 1996.
Throughout the year, decreases were seen in payroll and associated costs, repairs and maintenance expenses and contracted services. Additionally, a decrease in accounting and portfolio management expenses was responsible for the decline in administrative costs paid to affiliates. Management has focused on closely monitoring expenses and identifying ways of controlling and cutting them through utility savings devices, increasing in-house maintenance work, etc. Other expenses remained fairly constant as compared to the previous year.

     The Partnership expects to incur slightly higher property operations expenses in the coming year due to the costs associated with preparing the residential units for new tenants (i.e. cleaning, painting, appliance and carpeting costs). Although this work is necessary in order to increase rental revenue(s) generated, management continues to keep in mind that expenditures must be closely monitored so as not to hurt the cash flow from operations of the Partnership. One means of controlling such expenses has been management's success at obtaining large price discounts on paint, carpeting and appliances through negotiations with large national companies such as Whirlpool.

     Inducon - East Joint Venture generated a net loss of $328,299 for the year ended December 31, 1996 as compared to the loss which resulted in the years ended December 31, 1995 and 1994 of $439,442 and $413,223, respectively. In accordance with the joint venture agreement, 95% of the income or losses are passed through to the Partnership and the remaining 5% is allocated to the other joint venture partner.

     Inducon - East Phase III Joint Venture generated a net loss of $45,302 for the year ended December 31, 1996 as compared to the income which resulted in the years ended December 31, 1995 and 1994 of $24,428 and $57,042, respectively. In accordance with the joint venture agreement, 95% of the income or losses are passed through to the Partnership and the remaining 5% is allocated to the other joint venture partner.

     For the year ended December 31, 1996, the tax basis loss was $721,465 or $33.32 per limited partnership unit compared to a tax loss of $1,412,223 or $65.22 per unit for the year ended December 31, 1995 and a tax loss of $1,073,110 or $49.56 per limited partnership unit for the year ended December 31, 1994.


ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------   --------------------------------------------

     Listed under Item 14 of the report.


ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------   ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ---------------------------------------

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE
--------  ---------------------------------------
          REGISTRANT.
          -----------

     The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1997, are listed below. Each director is subject to election on an annual basis.

                            Title of All Positions                Year First
Name                        Held With the Company             Elected Director
----                        ---------------------             ----------------

Joseph M. Jayson             President and Director                   1979

Judith P. Jayson             Vice President and Director              1979

Michael J. Colmerauer        Secretary


     Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice President and Director of Realmark Properties, Inc., are married to each other.

     The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

     Joseph M. Jayson, age 58, is Chairman and Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies:
Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is President and Director of Realmark Corporation and Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been engaged in real estate business for the last 34 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 34 years been engaged in various aspects of real estate brokerage investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967, left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed, or participated in various ways, in forming over 30 real estate related limited partnerships. For the past sixteen years, Mr. Jayson and J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE
--------  ---------------------------------------
          REGISTRANT. (Con't.)
          --------------------

     Judith P. Jayson, age 57, is currently Vice-President and Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 35 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

     Michael J. Colmerauer, 39, is Secretary and in-house legal counsel for J.M. Jayson & Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 13 years.



ITEM 11:  EXECUTIVE COMPENSATION.
--------  -----------------------

     No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for its fiscal years ended December 31, 1996, 1995 or 1994; nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 1996, 1995 or 1994.

ITEM 11:  EXECUTIVE COMPENSATION. (Con't.)
--------  --------------------------------

     The following table sets forth for the years ended December 31, 1996, 1995 and 1994 the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:

  Entity Receiving                     Type of
      Compensation                  Compensation           1996           1995           1994
      ------------                  ------------           ----           ----           ----
US Capital Corp.             Refinancing services       $    -        $    18,311   $   82,500
                                                        ----------   ------------   ----------
(An affiliate of the
General Partners)

Realmark Properties, Inc.
(The Corporate
General Partner)             Partner distributions           -            -              3,248
                                                        ----------   ------------   ----------

                             Reimbursement for
                             allocated partnership
                             administration expenses:
                               Investor Services Fees       12,699         10,116       29,568
                               Brokerage                    34,571         22,255       37,309
                               Portfolio Management
                                 & Accounting Fees         271,526        501,531      344,723

                             Partnership Mgmt. Fees         56,100         31,969       33,150

Realmark Corporation         Property Management Fees      365,877        492,487      358,202
                             Computer Service Fees          20,592         20,592       19,986
                                                        ----------   ------------   ----------
                                                           761,365      1,078,950      822,938
                                                        ----------   ------------   ----------

                             Total                      $  761,365   $  1,097,261   $  908,686
                                                        ==========   ============   ==========

                               INSERT COMPENSATION

     The Corporate General Partner is entitled to a continuing Partnership Management Fee equal to 7% of net cash flow as defined in the Partnership Agreement. The General Partners are also entitled to 3% of Distributable Cash, as defined in the Partnership Agreement (no such amounts were distributed for the years ended December 31, 1996 and 1995; this amount totaled $3,248 for the year ended December 31, 1994) and to certain expense reimbursements with respect to Partnership operations.

     The General Partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 2.75% of the sales price. The property disposition fee is subordinate to payments to the Limited Partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the Limited Partners of an amount equal to their original capital contributions.

     Since the conditions described above have not been met, no disposition fee was paid or accrued on the sale of Pelham East.

     The General Partners may also be entitled to 13% of any remaining sale or refinancing proceeds after payments to the Limited Partners pursuant to the terms outlined in the Partnership Agreement.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------  -----------------------------------------------
          AND MANAGEMENT.
          ---------------

     No person owns of record or beneficially more than five percent (5%) of the units of Limited Partnership Interest of the Partnership. The General Partners, as of December 31, 1996, owned three (3) units of Limited Partnership Interest.



ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
--------  -----------------------------------------------

     No transactions have occurred between the Partnership and the officers and directors of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Note 4 to the Financial Statements.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
--------  ---------------------------------------------
          REPORTS ON FORM 8-K.
          --------------------

     (a)  Financial Statements and Schedules.
          -----------------------------------

          FINANCIAL STATEMENTS                                             PAGE
          --------------------                                             ----

          (i)   Independent Auditors' Report                                15

          (ii)  Balance Sheets at December 31, 1996 and 1995                16

          (iii) Statements of Operations for the years ended
                 December 31, 1996, 1995 and 1994                           17

          (iv)  Statements of Partners' Capital (Deficit) for the
                 years ended December 31, 1996, 1995 and 1994               18

          (v)   Statements of Cash Flows for the years ended
                 December 31, 1996, 1995 and 1994                           19

          (vi)  Notes to Financial Statements                            20 - 34

          FINANCIAL STATEMENT SCHEDULES
          -----------------------------

          (i)  Schedule III - Real Estate and Accumulated Depreciation   35 - 36

          (ii) Schedule IV - Mortgage Loans on Real Estate                 37

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     (b)  Reports on Form 8-K
          -------------------

               None

     (c)  Exhibits
          --------

          4. Instruments defining the rights of security holder, including indentures

               (a) Certificate of Limited Partners filed with the Registration Statement of the Registrant Form S-11, filed February 28, 1986, and subsequently amended, incorporated herein by reference.

          10.  Material Contracts

               (a) Property Management Agreement with Realmark Corporation included with the Registration Statement, Form S-11, of the Registrant as filed and amended to date, incorporated herein by reference.

               (c)  Partnership   Agreement   included  with  the   Registration
                    Statement of the Registrant as filed and amended to date, incorporated herein by reference.

               (b) Joint Venture Agreements as filed and amended to date, incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership-V

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership-V as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index at Item 14. These financial statements and financial statement schedules are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-V at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 13 to the financial statements, the Partnership has two mortgages due in 1997 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




DELOITTE & TOUCHE, LLP
Buffalo, New York
April 4, 1997

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

Assets                                                               1996            1995
------                                                           ------------    ------------
Property, at cost:
  Land                                                           $  2,221,900    $  2,221,900
  Buildings                                                        29,491,904      29,191,450
  Furniture, fixtures and equipment                                 2,430,000       2,430,000
                                                                 ------------    ------------
                                                                   34,143,804      33,843,350
  Less accumulated depreciation                                    12,087,478      10,689,782
                                                                 ------------    ------------
      Property, net                                                22,056,326      23,153,568

Investments in real estate joint ventures                           1,939,576       2,294,497

Investment in land                                                    373,282         373,282

Cash                                                                  800,741         453,883
Accounts receivable, net of allowance for doubtful accounts of
  $541,099 and $377,812 in 1996 and 1995, respectively                 19,588          51,596
Accounts receivable - affiliates                                       17,233         147,846
Mortgage escrow                                                       483,107         574,577
Mortgage costs, net of accumulated amortization
  of $364,296 and $259,823 in 1996 and 1995, respectively             230,581         295,280
Other assets                                                          130,209         132,774
                                                                 ------------    ------------

           Total Assets                                          $ 26,050,643    $ 27,477,303
                                                                 ============    ============

Liabilities and Partners' Capital
---------------------------------

Liabilities:
  Mortgages and note payable                                     $ 21,337,592    $ 21,606,473
  Accounts payable and accrued expenses                               874,387         769,432
  Interest payable                                                    177,135         179,518
  Security deposits and prepaid rents                                 366,976         365,186
                                                                 ------------    ------------
           Total Liabilities                                       22,756,090      22,920,609
                                                                 ------------    ------------

Partners' capital (deficit):
  General partners                                                   (459,529)       (421,665)
  Limited partners                                                  3,754,082       4,978,359
                                                                 ------------    ------------
           Total Partners' Capital                                  3,294,553       4,556,694
                                                                 ------------    ------------

           Total Liabilities and Partners' Capital               $ 26,050,643    $ 27,477,303
                                                                 ============    ============





                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                     1996           1995           1994
                                                 -----------    -----------    -----------
Income:
  Rental                                         $ 6,661,327    $ 6,826,595    $ 6,478,373
  Interest and other                                 351,440        387,299        321,366
                                                 -----------    -----------    -----------
  Total income                                     7,012,767      7,213,894      6,799,739
                                                 -----------    -----------    -----------

Expenses:
  Property operations                              2,994,570      3,528,715      2,842,609
  Interest                                         2,160,419      2,153,643      2,127,202
  Depreciation and amortization                    1,533,249      1,545,222      1,611,670
  Administrative:
    Paid to affiliates                               761,365      1,078,950        822,938
    Other                                            470,384        475,981        340,837
                                                 -----------    -----------    -----------
  Total expenses                                   7,919,987      8,782,511      7,745,256
                                                 -----------    -----------    -----------

Loss before allocated loss from joint venture       (907,220)    (1,568,617)      (945,517)

Allocated loss from joint ventures                  (354,921)      (394,263)      (338,372)
                                                 -----------    -----------    -----------

Net loss                                         ($1,262,141)   ($1,962,880)   ($1,283,889)
                                                 ===========    ===========    ===========

Loss per limited partnership unit                ($    58.29)   ($    90.65)   ($    59.30)
                                                 ===========    ===========    ===========


Distributions per limited partnership unit       $      --      $      --      $      5.00
                                                 ===========    ===========    ===========

Weighted average number of limited partnership
  units outstanding                                 21,002.8       21,002.8       21,002.8
                                                 ===========    ===========    ===========






                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                         General           Limited Partners
                                         Partners          ----------------
                                          Amount          Units        Amount
                                          ------          -----        ------

Balance, January 1, 1994              ($  321,014)       21,002.8   $ 8,232,745

Distributions to Partners                  (3,248)         --          (105,020)

Net loss                                  (38,517)         --        (1,245,372)
                                      -----------      --------     -----------

Balance, December 31, 1994               (362,779)       21,002.8     6,882,353

Net loss                                  (58,886)         --        (1,903,994)
                                      -----------      --------     -----------

Balance, December 31, 1995               (421,665)       21,002.8     4,978,359

Net loss                                  (37,864)         --        (1,224,277)
                                      -----------      --------     -----------

Balance, December 31, 1996            ($  459,529)       21,002.8   $ 3,754,082
                                      ===========      ========     ===========






                         See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                             1996           1995           1994
                                                          -----------    -----------    -----------
Cash Flows from operating activities:
  Net loss                                                ($1,262,141)   ($1,962,880)   ($1,283,889)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                           1,533,249      1,545,222      1,611,670
    Net loss from joint ventures                              354,921        394,263        338,372
  Changes in operating assets and liabilities:
    Accounts receivable                                        32,008         63,131        (20,844)
    Mortgage escrow                                            91,470         42,261       (438,107)
    Other assets                                              (28,516)         1,458       (271,790)
    Accounts payable and accrued expenses                     104,956        338,081         10,401
    Interest payable                                           (2,383)        (2,079)         8,388
    Security deposits and prepaid rents                         1,790        (16,524)       127,179
                                                          -----------    -----------    -----------
Net cash provided by operating activities:                    825,354        402,933         81,380
                                                          -----------    -----------    -----------

Cash flows from investing activities:
  Accounts receivable - affiliates                            130,613          1,087         50,493
  Property acquisitions                                      (300,454)       (83,610)      (306,971)
  Proceeds from note receivable                                  --          250,000           --
  Contributions to joint venture (net of distributions)          --             --         (472,082)
                                                          -----------    -----------    -----------
Net cash (used in) provided by investing activities          (169,841)       167,477       (728,560)
                                                          -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to partners                                      --             --         (108,268)
  Principal payments on mortgages                            (268,881)      (311,596)    (7,497,022)
  Mortgage costs related to refinancing                       (39,774)       (31,144)       (54,739)
  Mortgage proceeds                                              --             --        8,250,000
                                                          -----------    -----------    -----------
Net cash (used in) provided by financing activities          (308,655)      (342,740)       589,971
                                                          -----------    -----------    -----------

Net increase (decrease) in cash                               346,858        227,670        (57,209)

Cash - beginning of year                                      453,883        226,213        283,422
                                                          -----------    -----------    -----------

Cash - end of year                                        $   800,741    $   453,883    $   226,213
                                                          ===========    ===========    ===========






                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



1.   FORMATION AND OPERATION OF PARTNERSHIP:
     ---------------------------------------

     Realmark Property Investors Limited Partnership-V (the "Partnership"), a Delaware Limited Partnership, was formed on February 28, 1986, to invest in a diversified portfolio of income-producing real estate investments.

     In July 1986, the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing (minimum closing) of the offering, which occurred on December 5, 1986. All items of income and expense arose subsequent to this date. As of December 31, 1987, 20,999.8 units of limited partnership interest were sold and outstanding, excluding 3 units held by an affiliate of the General Partners. The offering terminated on October 31, 1987 with gross offering proceeds of $20,999,800. The General Partners are Realmark Properties, Inc., the Corporate General Partner, and Joseph M. Jayson, the Individual General Partner. Joseph M. Jayson is the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.

     Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (See Note 4).

     The partnership agreement also provides that distribution of funds, revenues, costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, are to be allocated 97% to the limited partners and 3% to the general partners.

     Net income or loss and proceeds arising from a sale or refinancing shall be distributed first to the limited partners in amounts equivalent to a 7% return on the average of their adjusted capital contributions, then an amount equal to their capital contributions, then an amount equal to an additional 5% of the average of their adjusted capital contributions after the corporate general partner receives a 2.75% property disposition fee, then to all partners in an amount equal to their respective positive capital balances and, finally, in the ratio of 87% to the limited partners and 13% to the general partners.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                           NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                    (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

     (a)  Use of Estimates
          ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b)  Property and Depreciation
          -------------------------

     Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets and totaled $1,397,696, $1,419,825 and $1,498,519 for the years ended December 31, 1996, 1995 and 1994, respectively. The estimated useful lives of the Partnership's assets range from 5 to 25 years. Expenditures for maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. The Accelerated Cost Recovery System and Modified Accelerated Cost Recovery System are used to calculate depreciation expense for tax purposes.

     (c)  Rental Income
          -------------

     Leases for residential properties have terms of one year or less. Commercial leases have terms of from one to six years. Rental income is recognized on the straight line method over the term of the lease.

     (d)  Investments in Real Estate Joint Ventures
          -----------------------------------------

     The investments in real estate joint ventures are accounted for on the equity method.

     (e)  Cash
          ----

     For purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; and money market savings.

     (f)  Mortgage Costs
          --------------

     Mortgage costs incurred in obtaining property mortgage financing have been deferred and are being amortized over the terms of the respective mortgages.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


3.   ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY:
     ------------------------------------------------

     In April 1987, the Partnership acquired a 50% interest in Inducon - East Joint Venture, a 150,000 square foot office/warehouse located in Amherst, New York. The Partnership contributed $2,414,592 of capital to the joint venture.

     In May 1987, the Partnership acquired a 65,334 square foot office building (the Paddock Building) located in Nashville, Tennessee, for a purchase price of $3,163,324, which included $148,683 in acquisition fees.

     In December 1987, the Partnership acquired a 192 unit apartment complex (Williamsburg North) located in Columbus, Indiana for a purchase price of $3,525,692, which included $285,369 in acquisition fees.

     In February 1988, the Partnership acquired a 215 unit apartment complex (The Fountains) located in Westchester, Ohio for a purchase price of $5,293,068, which included $330,155 in acquisition fees.

     In May 1988, the Partnership  acquired a 100 unit apartment complex (Pelham
East) located in Greenville, South Carolina, for a purchase price of $2,011,927, which included $90,216 in acquisition fees. In March 1990, the Partnership sold the 100 unit apartment complex for a sale price of $2,435,000 which generated a net gain for financial statement purposes of $572,562.

     In May 1988, the Partnership acquired a 205 unit apartment complex (Camelot
East) located in Louisville, Kentucky for a purchase price of $6,328,363, which included $362,540 in acquisition fees.

     In June 1988, the Partnership acquired a 100 unit apartment complex (O'Hara) located in Greenville, South Carolina, for a purchase price of $2,529,390, which included $498,728 in acquisition fees.

     In July 1988, the Partnership acquired a 158 unit apartment complex (Wayne Estates) located in Huber Heights, Ohio, for a purchase price of $4,250,013, which included $793,507 in acquisition fees.

     In April 1989, the Partnership acquired a 102 unit apartment complex (Jackson Park) located in Seymour, Indiana for a purchase price of $1,911,585, which included $111,585 in acquisition fees.

                  REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                           NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                    (Continued)


3.   ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY (Con't.):
     ---------------------------------------------------------

     In June 1991, the Partnership acquired a 115,021 square foot office complex (Commercial Park West) located in Durham, North Carolina, for a purchase price of $5,773,633, which included $273,663 in acquisition fees.

     In September 1992, Inducon East - Phase III Joint Venture (the "Phase III Venture") was formed pursuant to an agreement dated September 8, 1992 between the Partnership and Inducon Corporation. The primary purpose of the Phase III Venture is to acquire land and construct office/warehouse buildings as income-producing property. The development, located in Amherst, New York, consists of 4.2 acres of land and two buildings measuring approximately 25,200 and 21,300 square feet, respectively. As of December 31, 1995, both buildings had been fully constructed and placed in service.

4.   RELATED PARTY TRANSACTIONS:
     ---------------------------

     The corporate general partner and its affiliates earned the following fees and commissions as provided for in the partnership agreement for the years ended December 31, 1996, 1995 and 1994:


                                                                      1996           1995          1994
                                                                   -----------    ----------    ----------
Refinancing  services  equal to 1% of loan balance
at time service is rendered                                       $      -        $   18,311    $  82,500

Partnership  management  fee - equal  to 7% of the
net cash flow of the partnership as defined in the
partnership agreement                                                  56,100         31,969       33,150

Reimbursement    for   allocated    administrative
expenses   of  the   corporate   general   partner
including  payroll,  legal,  rent,   depreciation,
printing, audit, travel and communications related
to partnership accounting,  partner communications
and property marketing                                                 318,796        533,902     411,600

Computer   service  charges  based  on  number  of
apartment units                                                         20,592         20,592      19,986

Property  management  fees  computed  at 3 - 6% of
gross  monthly   rental   receipts  on  properties
managed                                                                365,877        492,487     358,202
                                                                    ----------    -----------   ---------
                                                                       761,365      1,078,950     822,938
                                                                    ----------    -----------   ---------
                                                                    $  761,365    $ 1,097,261   $ 905,438
                                                                    ==========    ===========   =========

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


4.   RELATED PARTY TRANSACTIONS (Con't.):
     ------------------------------------

     Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, the number of partners, and number of units, respectively. In addition to the above, other property specific expenses, such as payroll, benefits, etc. are charged to property operations on the Statement of Operations.

     The General Partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 2.75% of the sales price. The property disposition fee is subordinate to payments to the Limited Partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the Limited Partners of an amount equal to their original capital contributions. Since these conditions described above have not been met, no disposition fees were paid or accrued on the sale of Pelham East.

     Accounts receivable - affiliates totaled $17,233 and $147,846 as of December 31, 1996 and 1995, respectively.


5.   INVESTMENT IN LAND:
     -------------------

     The Partnership owns approximately 96 acres of vacant land in Amherst, New York. The investment balance of $373,282 as of December 31, 1996 and 1995 approximates its fair market value.


6.   MORTGAGES AND NOTE PAYABLE:
     ---------------------------

     The Partnership has the following mortgages and notes payable:

The Paddock Building
--------------------

     An 8.75% mortgage with a balance of $1,690,505 and $1,764,345 at December 31, 1996 and 1995, respectively, which provides for annual principal and interest payments of $219,612 payable in equal monthly installments with a final payment of $1,589,511 due in June 1998. Also, a 10% demand note payable with a balance of $180,000 and $166,787 as of December 31, 1996 and 1995, respectively, providing for monthly interest payments of $1,500.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                           NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                    (Continued)


6.   MORTGAGES AND NOTES PAYABLE (Con't.):
     -------------------------------------

The Williamsburg North Apartments
---------------------------------

     A 10.445% mortgage with a balance of $1,846,372 and $1,870,673 at December 31, 1996 and 1995, respectively, which provides for annual principal and interest payments of $218,556 payable in equal monthly installments with a final payment of $1,833,241 due on July 1, 1997.

The Fountains Apartments
------------------------

     A 9.815% mortgage with a balance of $3,454,767 and $3,506,826 at December 31, 1996 and 1995, respectively, which provides for annual principal and interest payments of $393,948 payable in equal monthly installments with a final payment of $3,450,193 due on February 1, 1997. No extension has been made, and the mortgage is payable on demand.

Camelot East Apartments, O'Hara Apartments, Wayne Estates Apartments
--------------------------------------------------------------------

     A 10% mortgage with a balance of $8,070,319 and $8,158,075 at December 31, 1996 and 1995, respectively, allocated $4,107,792 to Camelot East, $1,315,463 to O'Hara and $2,647,064 to Wayne Estates at December 31, 1996. The loan provides for annual principal and interest payments of $899,616 payable in equal monthly installments with the remaining balance of $7,894,059 due October 1998.

Jackson Park
------------

     A 12.375% mortgage note with a balance of $1,237,578 and $1,253,047 at December 31, 1996 and 1995, respectively, which provides for annual principal and interest payments of $169,680 payable in equal monthly installments with a final payment of $1,159,223 due on October 1, 2000.

Commercial Park West
--------------------

     A mortgage with a balance of $4,858,051 and $4,886,720 at December 31, 1996 and 1995, respectively. The mortgage provided for annual principal and interest payments through June 1996 at a rate of 9.25%. On July 1, 1996, interest changed to 10%, with annual principal and interest payments of $516,012 payable in equal monthly installments. The remaining balance of $4,691,234 is due June 2001.

The mortgage notes are secured by the individual apartment complexes to which they relate.

The Partnership's mortgages and note payable are of a non-recourse nature.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                           NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                    (Continued)

6.   MORTGAGES AND NOTES PAYABLE (Con't.):
     -------------------------------------

     The aggregate maturities of mortgages and note payable for each of the next five years and thereafter are as follows:

   Year                                       Amount

1997                                      $   5,737,559
1998                                          9,608,213
1999                                             60,978
2000                                          1,220,551
2001                                          4,710,291
                                          -------------
TOTAL                                     $  21,337,592
                                          =============


7.   FAIR VALUE OF FINANCIAL INSTRUMENTS:
     ------------------------------------

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair values of cash, accounts receivable, accounts receivable - affiliates, accounts payable, accrued expenses and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

     Management has estimated that the fair values of the mortgages payable on Williamsburg North Apartments and The Fountains Apartments approximate their carrying values as they are due and payable in 1997.

     Management has estimated fair values of the mortgages payable on the following properties based on currently available rates:

                                                    Approximate       Carrying
Property                                             Fair Value         Value
--------                                             ----------         -----

Camelot East Apartments, O'Hara Apartments,        $  8,345,000    $  8,070,319
   Wayne Estates Apartments
Jackson Park                                          1,395,000       1,237,578
Commercial Park West                                  5,153,000       4,858,051


     The fair value of the mortgage and note payable on The Paddock cannot be determined because it is uncertain if comparable estimates could be obtained in the current market due to significant impending vacancies anticipated at the property.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


8.   INCOME TAXES:
     -------------

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

     Partners' capital as of December 31, 1996, 1995 and 1994, as reported in the balance sheet, and as reported for tax return purposes, is as follows:

                                                   1996            1995            1994
                                              ------------    ------------    ------------
Partners' Capital - Balance Sheet             $  3,294,553    $  4,556,694    $  6,519,574

Add to (deduct from):
  Accumulated difference in depreciation         1,635,883       1,383,929       1,039,080
  Difference in investment in Joint Venture        429,468         316,176         208,758
  Syndication fees                               2,352,797       2,352,797       2,352,797
  Accumulated difference in amortization
    of organization costs                           21,738          21,738          21,738
  Other nondeductible expenses                     434,017         258,583         160,193
                                              ------------    ------------    ------------
Partners' Capital - tax return purposes       $  8,168,456    $  8,889,917    $ 10,302,140
                                              ============    ============    ============

     The reconciliation of net loss for the years ended December 31, 1996, 1995 and 1994 as reported in the statement of operations, and as reported for tax return purposes, is as follows:

                                                   1996            1995            1994
                                              ------------    ------------    ------------
Net loss -
  Statement of operations                     $ (1,262,141)   $ (1,962,880)   $ (1,283,889)

Add to (deduct from):
  Difference in depreciation                       251,954         344,849         315,683
  Difference in investment in
    joint venture                                  113,292         107,418         105,527
  Other nondeductible expenses                     175,430          98,390        (210,431)
                                              ------------    ------------    ------------
Net loss - tax return purposes                $   (721,465)   $ (1,412,223)   $ (1,073,110)
                                              ============    ============    ============

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


9.   INVESTMENTS IN JOINT VENTURES
     -----------------------------

     Inducon-East Joint Venture (the "Venture") was formed pursuant to an agreement dated April 22, 1987 between the Partnership and Curtlaw Corporation, a New York corporation (the "Corporation"). The primary purpose of the Venture was to acquire land and construct office/warehouse buildings as income-producing property. The development consists of two parcels of land being approximately
8.4 acres for Phase I and 6.3 acres for Phase II. Phase I consists of two (2) buildings of approximately 38,000 and 52,000 square feet, while Phase II consists of four (4) buildings totaling approximately 75,000 square feet, with each building being approximately 19,000 square feet. At December 31, 1995, both buildings in Phase I and all four buildings in Phase II had been placed in service.

     The Partnership has contributed capital of $2,744,901 to the Venture. The remaining funds needed to complete Phase I came from $3,950,000 taxable industrial revenue bonds which the Venture received in 1989. The Venture completed the financing of the Phase II project with an additional $3,200,000 taxable industrial revenue bond.

     The total cost of Phase I and Phase II were approximately $4,425,000 and $4,600,000, respectively.

     The Joint Venture Agreement provides for the following:

     Ownership of the Joint Venture is divided equally between the Partnership and the Corporation. The Joint Venture agreement provides that income and losses will be allocated 95% to the Partnership and 5% to the Corporation. Net cash flow from the Joint Venture is to be distributed to the partnership and Corporation in accordance with the terms of the Joint Venture Agreement.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


9.   INVESTMENTS IN JOINT VENTURES (Con't.):

     A summary of the assets, liabilities and partners' capital of the Inducon East Joint Venture as of December 31, 1996 and 1995 and the results of its operations for the years ended December 31, 1996, 1995 and 1994 is as follows:


                          INDUCON - EAST JOINT VENTURE
                                 BALANCE SHEETS
                           December 31, 1996 and 1995

Assets                                                   1996           1995
------                                               -----------    -----------

Land, at cost                                        $   500,100    $   500,100
Land improvements                                        435,769        435,769
Buildings                                              8,427,982      8,427,089
                                                     -----------    -----------
                                                       9,363,851      9,362,958
Less accumulated depreciation                          2,517,641      2,110,752
                                                     -----------    -----------
           Property net                                6,846,210      7,252,206

Cash                                                        --          123,643
Mortgage costs net of accumulated amortization of
  $338,263 and $294,752                                  107,036        140,365
Other assets                                             201,297        117,502
                                                     -----------    -----------

           Total Assets                              $ 7,154,543    $ 7,633,716
                                                     ===========    ===========

Liabilities and Partners' Capital
---------------------------------

Liabilities:
  Cash overdraft                                     $     7,915    $      --
  Bonds payable                                        6,591,423      6,705,044
  Accounts payable and accrued expenses                  283,157        297,691
  Amounts due affiliates                                  96,312        126,946
                                                     -----------    -----------
           Total liabilities                           6,978,807      7,129,681
                                                     -----------    -----------

Partners' Capital (Deficit):
  The Partnership                                        310,561        622,445
  The Corporation                                       (134,825)      (118,410)
                                                     -----------    -----------
           Total Partner's Capital                       175,736        504,035
                                                     -----------    -----------

Total Liabilities and Partner's Capital              $ 7,154,543    $ 7,633,716
                                                     ===========    ===========

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)

9.   INVESTMENT IN JOINT VENTURES (Con't.):
     --------------------------------------

                          INDUCON - EAST JOINT VENTURE
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994

                                         1996           1995           1994
                                      -----------    -----------    -----------
Income:
  Rental                              $ 1,417,963    $ 1,319,591    $ 1,206,127
  Interest and other                        6,159          6,511          8,650
                                      -----------    -----------    -----------
  Total Income                          1,424,122      1,326,102      1,214,777
                                      -----------    -----------    -----------

Expenses:
  Property operations                     359,998        460,494        316,897
  Interest                                659,497        672,149        687,748
  Depreciation and amortization           489,395        488,073        481,092
  Administrative:
    Affiliates                             63,104         98,639         60,570
    Other                                 180,427         46,189         81,693
                                      -----------    -----------    -----------
  Total Expenses                        1,752,421      1,765,544      1,628,000
                                      -----------    -----------    -----------

Loss from operations                  ($  328,299)   ($  439,442)   ($  413,223)
                                      ===========    ===========    ===========

Allocation of net loss:
  The Partnership                     ($  311,884)   ($  417,470)   ($  392,562)
  The Corporation                         (16,415)       (21,972)       (20,661)
                                      -----------    -----------    -----------

Total                                 ($  328,299)   ($  439,442)   ($  413,223)
                                      ===========    ===========    ===========

     A reconciliation of the investments in Inducon - East Joint Venture:

                                                       1996           1995           1994
                                                   -----------    -----------    -----------
Investment in joint venture at beginning of year   $   622,445    $ 1,039,915    $ 1,102,168
Capital contributions                                     --             --          330,309
Allocation of net loss                                (311,884)      (417,470)      (392,562)
                                                   -----------    -----------    -----------

Investment in joint venture at end of year         $   310,561    $   622,445    $ 1,039,915
                                                   ===========    ===========    ===========

     Inducon East Phase III Joint Venture (the "Phase III Venture") was formed pursuant to an agreement dated September 8, 1992 between the Partnership and the Corporation. The Primary purpose of the Phase III Venture is to acquire land and construct office/warehouse buildings as income-producing property. The development consists of 4.2 acres of land and two buildings with approximately 25,200 and 21,300 square feet, respectively. The first building measuring 25,200 square feet was placed in service during 1994. Construction on the second building was completed during 1995.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)



9.   INVESTMENT IN JOINT VENTURES (Con't.):
     --------------------------------------

     The Partnership has contributed $1,582,316 to the Phase III Venture. The remaining funds needed to complete construction came from a $750,000 construction loan. The balance of this loan at December 31, 1996 and 1995 was $622,077 and $619,779, respectively.

     The Total cost of the Phase III venture was approximately $2,450,000.

     The Joint Venture Agreement provides for the following:

     Ownership of the Joint Venture is divided equally between the Partnership and the Corporation. The Joint Venture agreement provides that income and losses be allocated 95% to the Partnership and 5% to the Corporation. Net cash flow from the Joint Venture is to be distributed to the partnership and Corporation in accordance with the terms of the Joint Venture Agreement.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


9.   INVESTMENT IN JOINT VENTURES (Con't.):

     A summary of the assets, liabilities and partners' capital of the Phase III Venture as of December 31, 1996 and 1995 and the results of its operations for the years ended December 31, 1996, 1995 and 1994 is as follows:

                     INDUCON - EAST PHASE III JOINT VENTURE
                                 BALANCE SHEETS
                           December 31, 1996 and 1995

Assets                                                         1996         1995
------                                                       ----------   ----------
Property, at cost:
Land                                                        $  141,400   $  141,400
Building                                                     2,465,057    2,300,806
                                                            ----------   ----------
                                                             2,606,457    2,442,206
Less accumulated depreciation                                  164,743      100,426
                                                            ----------   ----------
           Property net                                      2,441,714    2,341,780

Accounts receivable                                              1,149        3,665
Accounts receivable - affiliates                               116,475      117,805
Prepaid expenses                                                 2,204        5,346
Deferred financing costs, net of accumulated amortization
  of $17,314 and $7,870                                         35,589       39,352
Leasing commissions, net of accumulated amortization
  of $38,547 and $23,289                                        42,942       46,207
                                                            ----------   ----------

           Total Assets                                     $2,640,073   $2,554,155
                                                            ==========   ==========

Liabilities and Partners' Capital

Liabilities:
  Cash overdraft                                            $  272,928   $  130,584
  Construction loan payable                                    622,077      619,779
  Accounts payable and accrued expenses                        113,597      127,019
                                                            ----------   ----------
           Total liabilities                                 1,008,602      877,382
                                                            ----------   ----------

Partners' Capital:
  The Partnership                                            1,629,015    1,672,051
  The Corporation                                                2,456        4,722
                                                            ----------   ----------
           Total Partner's Capital                           1,631,471    1,676,773
                                                            ----------   ----------

           Total Liabilities and Partner's Capital          $2,640,073   $2,554,155
                                                            ==========   ==========

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


9.   INVESTMENT IN JOINT VENTURES (Con't.):
     --------------------------------------

                     INDUCON - EAST PHASE III JOINT VENTURE
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                 1996          1995         1994
                                            ---------     ---------    ---------

Income:
  Rental                                    $ 268,202     $ 196,478    $ 150,190
  Interest and other income                    28,731        22,430       17,544
                                            ---------     ---------    ---------
  Total Income                                296,933       218,908      167,734
                                            ---------     ---------    ---------

Expenses:
  Property operations                         213,758       110,090       48,653
  Depreciation and amortization                89,019        68,244       47,119
  Administrative:
    Affiliates                                 24,119         6,299        7,510
    Other                                      15,339         9,847        7,410
                                            ---------     ---------    ---------
  Total Expenses                              342,235       194,480      110,692
                                            ---------     ---------    ---------

Net (loss) income                           ($ 45,302)    $  24,428    $  57,042
                                            =========     =========    =========

Allocation of net (loss) income:
  The Partnership                           ($ 43,037)    $  23,207    $  54,190
  Other Joint Venturer                         (2,265)        1,221        2,852
                                            ---------     ---------    ---------

Total                                       ($ 45,302)    $  24,428    $  57,042
                                            =========     =========    =========

     A reconciliation of the Partnership's investment in the Phase III Venture is as follows:

                                                      1996           1995          1994
                                                   -----------    -----------   -----------
Investment in joint venture at beginning of year   $ 1,672,052    $ 1,648,845   $ 1,452,883
Capital contributions                                     --             --         141,772
Allocation of net income                               (43,037)        23,207        54,190
                                                   -----------    ----------    -----------
Investment in joint venture at end of year         $ 1,629,015    $ 1,672,052   $ 1,648,845
                                                   ===========    ===========   ===========

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


10.  LEASES:
     -------

     In connection with the commercial properties owned, the Partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years, under noncancelable operating leases are as follows:

Year                                               Amount
----                                               ------

1997                                            $ 1,307,716
1998                                                899,688
1999                                                673,582
2000                                                517,994
2001                                                242,814




11.  SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
     -----------------------------------------------

                                         1996            1995            1994
                                         ----            ----            ----

Cash paid for interest                $2,162,802      $2,155,722      $2,118,814
                                      ==========      ==========      ==========

12.  RECLASSIFICATIONS:
    ------------------

     Certain reclassifications have been made to 1995 and 1994 balances to conform to the classifications used for 1996 balances.


13.  GOING CONCERN:
     --------------

     The mortgages on Williamsburg North Apartments and the Fountains Apartments totaling $1,846,372 and $3,454,767, respectively are due and payable in 1997. This raises substantial doubt about the Partnership's ability to continue as a going concern. Management is currently in negotiations to refinance both mortgages.

SCHEDULE III

                                                         REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                        DECEMBER 31, 1996

                                        Initial Cost to                                 Gross amounts at which
                                          Partnership               Cost              Carried at Close of Period
                                ----------------------------     Capitalized  ------------------------------------     (3)(4)
                                                                Subsequent to       (1)        (2)        (1)(2)     Accumulated
Property Description      Encumbrances    Land      Buildings    Acquisition        Land     Buildings     Total     Depreciation
The Paddock Building
  Nashville, TN           $ 1,870,505  $   261,000  $ 2,902,324  $   236,431  $   261,000  $ 3,138,755  $ 3,399,755  $ 1,217,742

Williamsburg North Apts
  Columbus, OH              1,846,372      161,250    2,884,442       35,069      161,250    2,919,511    3,080,761    1,050,039

The Fountain Apartments
  Westchester, OH           3,454,767      247,400    4,508,167       83,986      247,400    4,592,153    4,839,553    1,652,720

Camelot Apartments
  Louisville, KY            4,107,792      297,250    5,518,613       31,885      297,250    5,550,498    5,847,748    1,915,173

O'Hara Apartments
  Greenville, SC            1,315,463      100,000    1,931,940      327,593      100,000    2,259,533    2,359,533      698,888

Wayne Estates
  Huber Heights, OH         2,647,064      175,000    3,173,378      326,508      175,000    3,499,886    3,674,886    1,118,288

Jackson Park
  Seymour, IN               1,237,578      180,000    1,462,027      153,700      180,000    1,615,727    1,795,727      454,942

Commercial Park West
  Durham, NC                4,858,051      800,000    5,191,538      724,303      800,000    5,915,841    6,715,841    1,531,828
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Total                     $21,337,592  $ 2,221,900  $27,572,429  $ 1,919,475  $ 2,221,900  $29,491,904  $31,713,804  $ 9,639,620
                          ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

Inducon - East JV
  Amherst, NY             $ 6,591,423  $   177,709  $      -     $ 9,186,142  $   500,100  $ 8,863,751  $ 9,363,851  $ 2,517,641
                          ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

Inducon - East Phase III JV
  Amherst, NY             $   622,077  $   141,400  $      -     $ 2,465,057  $  141,400   $ 2,465,057  $ 2,606,457  $   164,743
                          ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
________________________________________________________________________________________________________________________________

                                           Life on Which
                                             Depreciation
                                              In Latest
                                               Statement
                                 Date of     Of Operations
Property Description           Construction   Is Computed
The Paddock Building
  Nashville, TN                   5/87         25 Years

Williamsburg North Apts
  Columbus, OH                    2/87         25 Years

The Fountain Apartments
  Westchester, OH                 2/88         25 Years

Camelot Apartments
  Louisville, KY                  5/88         25 Years

O'Hara Apartments
  Greenville, SC                  6/88         25 Years

Wayne Estates
  Huber Heights, OH               7/88         25 Years

Jackson Park
  Seymour, IN                     4/89         25 Years

Commercial Park West
  Durham, NC                      6/91         25 Years

Total

Inducon - East JV
  Amherst, NY                     4/87         25 Years

Inducon - East Phase III JV
  Amherst, NY                     9/92         25 Years


SCHEDULE III
    (Continued)

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996


(1)  Cost for Federal income tax purposes is $31,713,804.

(2) A reconciliation of the carrying amount of land and buildings for the years ended December 31, 1996, 1995 and 1994 follows:

                                                     Partnership Properties
                                                 1996        1995        1994
                                             ----------- ----------- -----------

Balance at beginning of period               $31,413,350 $31,329,740 $31,022,769
  Additions                                      300,454      83,610     306,971

Balance at end of period                     $31,713,804 $31,413,350 $31,329,740
                                             =========== =========== ===========

                                                   Joint Venture Properties
                                                 1996        1995        1994
                                             ----------- ----------- -----------

Balance at beginning of period               $11,805,164 $10,989,647 $10,685,101
  Additions                                      165,144     815,517     304,546

Balance at end of period                     $11,970,308 $11,805,164 $10,989,647
                                             =========== =========== ===========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 follows:
                                                     Partnership Properties
                                                 1996        1995        1994
                                             ----------- ----------- -----------

Balance at beginning of period               $ 8,257,160 $ 6,968,497 $ 5,748,552
  Additions charged to cost and expenses
    during the period                          1,382,460   1,288,663   1,219,945

Balance at end of period (4)                 $ 9,639,620 $ 8,257,160 $ 6,968,497
                                             =========== =========== ===========

                                                   Joint Venture Properties
                                                 1996        1995        1994
                                             ----------- ----------- -----------

Balance at beginning of period               $ 2,211,178 $ 1,746,750 $ 1,338,053
  Additions charged to cost and expenses
    during the period                            471,206     464,428     408,697

Balance at end of period (4)                 $ 2,682,384 $ 2,211,178 $ 1,746,750
                                             =========== =========== ===========


(4)  Balance applies entirely to buildings and improvements.

SCHEDULE IV
-----------
                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1996

                                                                                                               Principal
                                                                                                                Amount of
                               Final                                                             Carrying    Loan Subject to
                    Interest  Maturity                                             Face Amount   Amount of     Delinquent
       Description  Rate        Date       Periodic Payment Term     Prior Liens   of Mortgage   Mortgage      Principal or
       -----------  ----        ----       ---------------------     -----------   -----------   --------       Interest
                                                                                                             ---------------

Second Mortgage,     9%       05/01/95  Interest payable quarterly,  First         $ 250,000     $      0         None
on Pelham East                             principal payment due     Mortgage
Apartment in                                    at maturity          on Pelham
Greenville, South                                                    East
Carolina


Reconciliation of the carrying amount of mortgage loans on real estate.

                                                 1995              1994
                                             ----------          ----------
Balance at beginning of period               $  250,000          $  250,000

Deductions during period:
  Collections of principal                      250,000               -
                                             ----------          ----------
Balance at close of period                   $        0          $  250,000
                                             ==========          ==========


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - V

    By: /s/ Joseph M. Jayson                               4/11/97
         -------------------------------------------       ---------------
            JOSEPH M. JAYSON,                              Date
            Individual General Partner


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      By: /s/ Joseph M. Jayson                              4/11/97
         --------------------------------------------       ---------------
            JOSEPH M. JAYSON, President                     Date
            Principal Executive Officer and Director

          /s/ Michael J. Colmerauer                         4/11/97
         --------------------------------------------       ---------------
            MICHAEL J. COLMERAUER,                          Date
            Secretary

     Supplemental  Information  to be Furnished  with Reports Filed  Pursuant to
     ---------------------------------------------------------------------------
Section 15(d) of the Act by  Registrants  Which Have Not  Registered  Securities
--------------------------------------------------------------------------------
Pursuant to Section 12 of the Act.
----------------------------------

     The form 10-K is sent to security holders. No other annual report is distributed. No proxy statement, form of proxy or other proxy soliciting material was sent to any of the registrant's security holders with respect to any annual or other meeting of security holders.