Form 10-Q
period 1997-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 1997-07-10
CIK 790067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                              Commission File Number
March 31, 1997                                           0-16561

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
             (Exact Name of Registrant as specified in its charter)


     Delaware                                           16-1275925
--------------------                         -----------------------------------
(State of Formation)                        (IRS Employer Identification Number)


2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                 ---     ---

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

                                      INDEX
                                      -----


                                                                     PAGE NO.
                                                                     --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  March 31, 1997 and December 31, 1996                  3

            Statements of Operations -
                  Three Months Ended March 31, 1997 and 1996            4

            Statements of Cash Flows -
                  Three Months Ended March 31, 1997 and 1996            5

            Statements of Partners' (Deficit) Capital -
                  Three Months Ended March 31, 1997 and 1996            6

            Notes to Financial Statements                             7 - 21


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
--------    FINANCIAL CONDITION & RESULTS OF
            --------------------------------
            OPERATIONS                                               22 - 23
            ----------

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                                   (Unaudited)

                                                         March 31,     December 31,
                                                            1997            1996
                                                            ----            ----
ASSETS

Property, at cost:
     Land                                              $  2,221,900    $  2,221,900
     Buildings and improvements                          29,491,904      29,491,904
     Furniture, fixtures and equipment                    2,430,000       2,430,000
                                                       ------------    ------------
                                                         34,143,804      34,143,804
     Less accumulated depreciation                       12,421,262      12,087,478
                                                       ------------    ------------
          Property, net                                  21,722,542      22,056,326

Investments in real estate joint ventures                 1,693,568       1,939,576

Investment in land                                          373,282         373,282

Cash                                                        678,179         800,741
Accounts receivable, net of allowance for doubtful
     accounts of $606,120 and $541,099, respectively         66,985          19,588
Accounts receivable - affiliate                              73,045          17,233
Mortgage escrow                                             532,622         483,107
Mortgage costs, net of accumulated amortization
     of $328,536 and $303,347                               203,496         230,581
Prepaid commissions, net of accumulated amortization
     of $44,813 and $42,327                                  64,042          64,721
Other assets                                                 89,376          65,488
                                                       ------------    ------------

           Total Assets                                $ 25,497,137    $ 26,050,643
                                                       ============    ============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgages and notes payable                       $ 21,264,135    $ 21,337,592
     Accounts payable and accrued expenses                  927,619         874,387
     Accrued interest                                       164,388         177,135
     Security deposits and prepaid rents                    377,857         366,976
                                                       ------------    ------------
           Total Liabilities                             22,733,999      22,756,090
                                                       ------------    ------------

Partners' (Deficit) Capital:
     General partners                                      (475,471)       (459,529)
     Limited partners                                     3,238,609       3,754,082
                                                       ------------    ------------
          Total Partners' Capital                         2,763,138       3,294,553
                                                       ------------    ------------

          Total Liabilities and Partners' Capital      $ 25,497,137    $ 26,050,643
                                                       ============    ============

                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                      Three Months  Three Months
                                                          Ended        Ended
                                                        March 31,    March 31,
                                                          1997          1996
                                                          ----          ----

Income:
     Rental                                          $ 1,640,578    $ 1,694,982
     Interest and other income                           103,724        134,068
                                                     -----------    -----------
     Total income                                      1,744,302      1,829,050
                                                     -----------    -----------

Expenses:
     Property operations                                 819,563        835,625
     Interest                                            530,558        536,532
     Depreciation and amortization                       361,458        354,589
     Administrative:
          Paid to affiliates                             151,365        109,293
          Other                                          166,764        144,039
                                                     -----------    -----------
     Total expenses                                    2,029,708      1,980,078
                                                     -----------    -----------

Loss before allocated loss from joint venture           (285,406)      (151,028)

Allocated loss from joint ventures                      (246,008)       (92,462)
                                                     -----------    -----------

Net loss                                             ($  531,414)   ($  243,490)
                                                     ===========    ===========

Loss per limited partnership unit                    ($    24.54)   ($    11.25)
                                                     ===========    ===========

Distributions per limited partnership unit           $      0.00    $      0.00
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                        21,002.8       21,002.8
                                                     ===========    ===========







                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)
                                                       Three Months Three Months
                                                           Ended        Ended
                                                         March 31,    March 31,
                                                           1997          1996
                                                           ----          ----

Cash flow from operating activities:
     Net loss                                            ($531,414)   ($243,490)

Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization                         361,458      354,589
     Net loss from joint ventures                          246,008       92,462
Changes in operating assets and liabilities:
     Accounts receivable                                   (47,397)       6,920
     Mortgage escrow                                       (49,515)    (158,726)
     Leasing commissions                                    (1,807)           0
     Other assets                                          (23,888)      19,413
     Accounts payable and accrued expenses                  53,232       84,405
     Accrued interest                                      (12,747)     (12,924)
     Security deposits and prepaid rent                     10,881       (5,103)
                                                         ---------    ---------
Net cash provided by operating activities                    4,811      137,546
                                                         ---------    ---------

Cash flow from investing activities:
     Accounts receivable - affiliates                      (55,812)      20,714
     Capital expenditures                                        0            0
                                                         ---------    ---------
Net cash (used in) provided by investing activities        (55,812)      20,714
                                                         ---------    ---------

Cash flows from financing activities:
     Principal payments on mortgages and notes             (73,457)     (56,815)
     Mortgage costs related to refinancing                       0       (9,260)
     Decrease in mortgage costs                              1,896            0
                                                         ---------    ---------
Net cash (used in) financing activities                    (71,561)     (66,075)
                                                         ---------    ---------

(Decrease) increase in cash                               (122,562)      92,185

Cash - beginning of period                                 800,741      453,883
                                                         ---------    ---------

Cash - end of period                                     $ 678,179    $ 546,068
                                                         =========    =========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                              $ 543,305    $ 549,456
                                                         =========    =========

                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                         General           Limited Partners
                                        Partners         ----------------------
                                         Amount           Units         Amount
                                         ------           -----         ------

Balance, January 1, 1996              ($  421,665)       21,002.8   $ 4,978,359

Net loss                                   (7,305)            0        (236,186)
                                      -----------      ----------   -----------

Balance, March 31, 1996               ($  428,970)       21,002.8   $ 4,742,173
                                      ===========      ==========   ===========


Balance, January 1, 1997              ($  459,529)       21,002.8   $ 3,754,082

Net loss                                  (15,942)            0        (515,473)
                                      -----------      ----------   -----------

Balance, March 31, 1997               ($  475,471)       21,002.8   $ 3,238,609
                                      ===========      ==========   ===========























                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


1.   GENERAL PARTNERS' DISCLOSURE
     ----------------------------

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership V, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the three month periods ended March 31, 1997 and 1996, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


2.   FORMATION AND OPERATION OF PARTNERSHIP
     --------------------------------------

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

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

     ------------------------------------------------------

     Other Assets
     ------------

     Amortization of other assets includes amortizing mortgage costs that are incurred in obtaining property mortgage financing and are being amortized over the terms of the respective mortgages.

4.   ACQUISITION AND DISPOSITION OF RENTAL PROPERTY
     ----------------------------------------------

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

     ----------------------------------------------------------

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

5.   INVESTMENT IN LAND
     ------------------

     The Partnership owns approximately 96 acres of vacant land in Amherst, New York. The investment balance of $373,282 as of March 31, 1997 and December 31, 1996 approximates its fair market value.

6.   INVESTMENTS IN JOINT VENTURES
     -----------------------------

     Inducon East Joint Venture (the "Venture") was formed pursuant to an agreement dated April 22, 1987 between the Partnership and Curtlaw
     Corporation, a New York Corporation (the "Corporation"). The primary purpose of the Venture is to acquire land and construct office/warehouse buildings as income-producing property. The development consists of two parcels of land measuring approximately 8.4 acres for Phase I and 6.3 acres for Phase II. Phase I consists of two (2) buildings of approximately 38,000 and 52,000 square feet, while Phase II consists of four (4) buildings totaling approximately 75,000 square feet, with each building approximately 19,000 square feet. At March 31, 1997, both buildings had been placed in service in Phase I and all four buildings in Phase II were also in service.

     -----------------------------------------

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

     -----------------------------------------

        Next, to the Partnership until it has received a cumulative 20% per year return on its total underwritten equity.

        Thereafter, any remaining net proceeds will be divided 50% to the Partnership and 50% to Curtlaw.

     A summary of the assets, liabilities, and capital of the Inducon East Joint Venture as of March 31, 1997 and December 31, 1996 and the results of its operations for the three months ended March 31, 1997 and 1996 follows:

                           INDUCON-EAST JOINT VENTURE
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                                            March 31,     December 31,
                                                              1997            1996
                                                              ----            ----
ASSETS

Property, at cost:
     Land                                                 $   500,100    $   500,100
     Land improvements                                        435,769        435,769
     Buildings                                              8,427,982      8,427,982
                                                          -----------    -----------
                                                            9,363,851      9,363,851
     Less accumulated depreciation                          2,619,542      2,517,641
                                                          -----------    -----------
          Property, net                                     6,744,309      6,846,210

Accounts receivable - affiliates                               43,684              0
Mortgage costs, net of amortization                            91,661        107,036
Other assets                                                  172,318        201,297
                                                          -----------    -----------

                 Total Assets                             $ 7,051,972    $ 7,154,543
                                                          ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Cash overdraft                                       $    96,766    $     7,915
     Bonds payable                                          6,574,327      6,591,423
     Accounts payable and accrued expenses                    418,660        283,157
     Accounts payable - affiliates                                  0         96,312

                                                          -----------    -----------
                 Total Liabilities                          7,089,753      6,978,807
                                                          -----------    -----------

Partners' Capital (Deficit):
     The Partnership                                          107,720        310,561
     Other joint venturer                                    (145,501)      (134,825)
                                                          -----------    -----------
                Total Partners' Capital                       (37,781)       175,736
                                                          -----------    -----------

                Total Liabilities and Partners' Capital   $ 7,051,972    $ 7,154,543
                                                          ===========    ===========


                           INDUCON-EAST JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996


                                                    Three Months    Three Months
                                                        Ended           Ended
                                                      March 31,       March 31,
                                                        1997            1996
                                                        ----            ----

Income:
     Rental                                          $ 338,533        $ 335,465
     Interest and other income                             179               37
                                                     ---------        ---------
     Total income                                      338,712          335,502
                                                     ---------        ---------

Expenses:
     Property operations                               218,740          131,200
     Interest                                          165,175          166,426
     Depreciation and amortization                     117,876          117,074
     Administrative                                     50,438           15,137
                                                     ---------        ---------
     Total expenses                                    552,229          429,837
                                                     ---------        ---------

Net loss                                             ($213,517)       ($ 94,335)
                                                     =========        =========



Allocation of net loss:

     The Partnership                                 ($202,841)       ($ 89,618)
     Other Joint Venturer                              (10,676)          (4,717)
                                                     ---------        ---------

                                                     ($213,517)       ($ 94,335)
                                                     =========        =========


A reconciliation of the Partnership's investment in the Joint Venture is as follows:

                                                       1997
                                                       ----

Investment in joint venture - beginning of period    $310,561
Capital contributions                                       0
Allocated loss                                       (202,841)
                                                     --------

Investment in joint venture - end of period          $107,720
                                                     ========

     -----------------------------------------

     Inducon East Phase III Joint Venture (the "Phase III Venture") was formed pursuant to an agreement dated September 8, 1992 between the Partnership and Inducon Corporation. The primary purpose of the Phase III Venture is to acquire land and construct office/warehouse buildings as income producing property. The proposed development consists of 4.2 acres of land and two buildings with approximately 25,200 and 21,300 square feet, respectively. As of March 31, 1997, both buildings have been fully constructed and placed in service.

     The Partnership has contributed $1,582,316 to the Phase III Venture. The remaining funds needed to complete construction came from a $750,000 construction loan. The balance of this loan at March 31, 1997 is $593,224.

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

     A summary of the assets, liabilities and partners' capital of the Phase III Venture as of March 31, 1997 and December 31, 1996 and the results of operations for the three months ended March 31, 1997 and 1996 is as follows:

                      INDUCON-EAST PHASE III JOINT VENTURE
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                                            March 31,  December 31,
                                                              1997         1996
                                                              ----         ----
ASSETS

Property, at cost:
     Land                                                  $  141,400   $  141,400
     Buildings                                              2,465,903    2,465,057
                                                           ----------   ----------
                                                            2,607,303    2,606,457
     Less accumulated depreciation                            181,262      164,743
                                                           ----------   ----------
          Property, net                                     2,426,041    2,441,714

Accounts receivable                                            12,899        1,149
Accounts receivable - affiliates                              125,417      116,475
Prepaid expenses                                                5,045        2,204
Deferred financing cost, net of accumulated amortization
     of $17,314 and $17,314                                    35,589       35,589
Leasing commissions, net of accumulated amortization
     of $40,848 and $38,547                                    40,640       42,942
                                                           ----------   ----------

                 Total Assets                              $2,645,631   $2,640,073
                                                           ==========   ==========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Cash overdraft                                        $  361,244   $  272,928
      Construction loan payable                               593,224      622,077
     Accounts payable and accrued expenses                    105,131      113,597
                                                           ----------   ----------
                 Total Liabilities                          1,059,599    1,008,602
                                                           ----------   ----------

Partners' Capital:
     The Partnership                                        1,585,848    1,629,015
     Other joint venturer                                         184        2,456
                                                           ----------   ----------
                Total Partners' Capital                     1,586,032    1,631,471
                                                           ----------   ----------

                Total Liabilities and Partners' Capital    $2,645,631   $2,640,073
                                                           ==========   ==========


                      INDUCON-EAST PHASE III JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996


                                                    Three Months    Three Months
                                                       Ended            Ended
                                                      March 31,       March 31,
                                                        1997            1996
                                                        ----            ----
Income:
     Rental                                          $  81,734        $  68,439
     Interest and other income                          10,395            1,745
                                                     ---------        ---------
     Total income                                       92,129           70,184
                                                     ---------        ---------

Expenses:
     Property operations                                94,999           42,046
     Interest                                           14,904           10,043
     Depreciation and amortization                      18,820           14,457
     Administrative                                      8,845            6,632
                                                     ---------        ---------
     Total expenses                                    137,568           73,178
                                                     ---------        ---------

Net (loss) income                                    ($ 45,439)       ($  2,994)
                                                     =========        =========



Allocation of net (loss) income:

     The Partnership                                 ($ 43,167)       ($  2,844)
     Other Joint Venturer                               (2,272)            (150)
                                                     ---------        ---------

                                                     ($ 45,439)       ($  2,994)
                                                     =========        =========


A reconciliation of the Partnership's investment in the Phase III Venture is as follows:

                                                       1997
                                                       ----

Investment in joint venture - beginning of period    $1,629,015
Capital contributions                                         0
Allocated loss                                          (43,167)
                                                    -----------

Investment in joint venture - end of period          $1,585,848
                                                    ===========

7.   MORTGAGES AND NOTES PAYABLE
     ---------------------------

     The Partnership has the following mortgages and notes payable:

     The Paddock Building
     --------------------

     An 8.75% mortgage with a balance of $1,672,452 and $1,742,363 at March 31, 1997 and 1996, respectively, which provides for annual principal and interest payments of $219,612 payable in equal monthly installments with a final payment of $1,589,511 due in June 1998. Also, a 10% note payable with a balance of $180,000 as of March 31, 1997 providing for monthly interest payments of $1,500 and an 8% note payable at March 31, 1996 with a balance of $160,682 providing for monthly payments of $2,216, including interest at 8%.

     The Williamsburg North Apartments
     ---------------------------------

     A 10.445% mortgage with a balance of $1,839,892 and $1,864,833 at March 31, 1997 and 1996, respectively, which provides for annual principal and interest payments of $218,556 payable in equal monthly installments with a final payment of $1,833,241 due on July 1, 1997.

     The Fountains Apartments
     ------------------------

     A 9.815% mortgage with a balance of $3,440,938 and $3,494,284 at March 31, 1997 and 1996, respectively, which provides for annual principal and interest payments of $393,953 payable in equal monthly installments with the final payment of $3,450,193 due on February 1, 1997. No extension has been granted and although the lender continues to accept payments, the mortgage is payable on demand. Management is currently looking for new financing for this property.

     Camelot East Apartments, O'Hara Apartments, Wayne Estates Apartments
     --------------------------------------------------------------------

     A 10% mortgage with a balance of $8,046,991 and $9,248,048 at March 31, 1997 and 1996, respectively, allocated $4,095,913 to Camelot East, $1,311,669 to O'Hara and $2,639,409 to Wayne Estates. The loan provides for annual principal and interest payments of $899,616 payable in equal monthly installments with the remaining balance of $7,894,059 due October 1998.

     ---------------------------------------

     Jackson Park
     ------------

     A 12.375% mortgage note with a balance of $1,233,404 and $1,249,356 March 31, 1997 and 1996, respectively, which provides for annual principal and interest payments of $169,680 payable in equal monthly installments with a final payment of $1,159,223 due on October 1, 2000.

     Commercial Park West
     --------------------

     A mortgage with a balance of $4,850,458 and $4,882,144 at March 31, 1997 and 1996, respectively, which provided for annual principal and interest payments through June 1996 at an interest rate of 9.25%. On July 1, 1996, interest changed to 10% with annual principal and interest payments of $516,012 payable in equal monthly installments. The remaining balance of $4,691,234 is due June 2001.

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
                                          =============

8.   RELATED PARTY TRANSACTIONS
     --------------------------

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $94,350 and $121,880 for the three months ended March 31, 1997 and 1996, respectively.

     The Partnership entered into a management agreement with unrelated third parties for the management of The Paddock and Commercial Park West. The agreements provide for the payment of a management fee equal to 3% and 2% of monthly gross rental income, respectively.

     According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement). This fee totaled approximately $0 for the three months ended March 31, 1997 and 1996.

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $5,000 for the three months ended March 31, 1997 and 1996, respectively.

9.   INCOME TAXES
     ------------

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

     ------------------------

     The reconciliation of net loss for the three months ended March 31, 1997 and 1996 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                     March 31,       March 31,
                                                       1997            1996
                                                       ----            ----

    Net loss - statement of operations             $ (531,414)    $  (267,038)

    Add to (deduct from):
       Difference in depreciation                      62,989          86,212
       Difference in investment in
       Joint Ventures                                  28,323          26,855
       Allowance for doubtful accounts                 43,858          24,598
                                                   ----------     -----------
    Net loss - tax return purposes                 $ (396,244)    $  (129,373)
                                                   ==========     ===========


     The reconciliation of Partners' (Deficit) Capital as of March 31, 1997 and December 31, 1996 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                    March 31,    December  31,
                                                      1997           1996
                                                      ----           ----

    Partners' Capital - balance sheet             $ 2,763,138    $ 3,294,553
    Add to (deduct from):
       Accumulated difference in
       depreciation                                 1,698,872      1,635,883
       Accumulated difference in investments
       in Joint Ventures                              457,791        429,468
       Syndication fees                             2,352,797      2,352,797
       Accumulated difference in amortization
       of organization costs                           21,738         21,738
       Allowance for doubtful accounts                477,875        434,017
                                                  -----------    -----------
    Partners' Capital -
       tax return purposes                        $ 7,772,211    $ 8,168,456
                                                  ===========    ===========

PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership experienced a poor quarter from a cash flow point of view; the cash flow from operations decreased by just under $133,000. Management is concentrating on the implementation of controls over expenses, through closer monitoring of payroll and other operating expenses, to balance the loss of revenues which resulted in the first quarter of 1997 over that which management had expected. More aggressive marketing campaigns are being put in place and reinforced through routine/regular charting of which ads are successful in attracting renters and through which sources the ads are bringing in the traffic. Management is optimistic that occupancy levels at the properties in this Partnership will begin seeing an improvement in the next quarter as the "peak" rental season reaches its height. Attractive incentive plans have been put in place to bring in new tenants; plans for capital improvements, such as exterior painting and repairs to woodwork, are also in place. It is hoped that the combination of strategies being followed by management will lead to the generation of higher revenues, thus improving the cash flow of the Partnership.

There were no distributions made during the three month periods ended March 31, 1997 and 1996. The Partnership does not anticipate resuming distributions until sufficient cash flow is generated to cover the Partnership's liabilities and set up reserves for construction work which is necessary at several of the residential complexes.


Results of Operations
---------------------

Partnership operations for the three month period ended March 31, 1997 resulted in a net loss of $531,414 or $24.54 per limited partnership unit versus a first quarter 1996 net loss of $243,490 or $11.25 per unit.

Tax basis loss for the three month period ended March 31, 1997 amounted to $396,244 or $18.30 per limited partnership unit compared to a tax loss of $129,373 or $5.98 per unit for the corresponding period in 1996.

----------------------------------

Total revenue for the three month period ended March 31, 1997 amounted to $1,744,302 as compared to $1,829,050 for the three month period ended March 31, 1996. There was a decrease in rental revenue of slightly more than $54,000 which was directly attributable to a drop in rental revenue earned at The Paddock Building of over $23,600. There was also a significant increase in bad debts at Williamsburg North, O'Hara Apartments and Jackson Park Apartments, as well as a large increase in concessions offered at Williamsburg North and The Fountains. Such concessions were offered to new tenants as a means of increasing occupancy levels. Interest and other income meanwhile decreased approximately $30,000 due to a decrease of over $20,000 in common area maintenance reimbursements from Commercial Park West due to the ages of the various "stepped leases".

For the three month period ended March 31, 1997, expenses totaled $2,029,708, increasing just under $50,000 from the corresponding quarter ended March 31, 1996. Property operations expenses decreased approximately $16,000, largely the result of decreases in payroll and related expenses, contracted services, and slight decreases in fixed expenses such as insurance and real estate taxes. Total administrative expenses meanwhile, increased almost $65,000 between the two periods, due primarily to increases in legal fees related to collections, advertising, and investor service, brokerage and portfolio management and accounting fees. Depreciation and amortization expense remained relatively unchanged between the periods ended March 31, 1997 and 1996. Interest expense also remained fairly constant between the two periods.

Management is hopeful that overall occupancy will increase in future months and collections will improve. Considerable effort is being put forth to collect all amounts due, and credit policies are being tightened and reinforced as a means of avoiding bad debts in the future. Several of the complexes in this Partnership are scheduled to be refinanced during the coming months with the result being decreased debt service due to securing of lower interest rates.

For the three month period ended March 31, 1997, the Inducon East Joint Venture generated a net loss of $213,517 versus a net loss of $94,335 for the three months ended March 31, 1996. This jump was primarily due to increases in property operations expenses. Management is investigating ways of decreasing such expenses for example by doing more repair and maintenance work in-house as opposed to contracting out the work.

The Inducon East Phase III Joint Venture generated a net loss of $45,439 for the three month period ended March 31, 1997. Net loss for the joint venture for the three month period ended March 31, 1996 amounted to $2,994.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V


                                     PART II

                                OTHER INFORMATION



Item 1 - Legal Proceedings
--------------------------

The Partnership is not party to, nor is it the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business.


Item 2, 3, 4 and 5
------------------

Not applicable.


Item 6 - Exhibits and reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP V


By:   /s/Joseph M. Jayson                       July 10, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       July 10, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  July 10, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary