Form 10-Q
period 1997-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 1997-08-14
CIK 790067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                              Commission File Number
June 30, 1997                                            0-16561

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
             (Exact Name of Registrant as specified in its charter)


     Delaware                                           16-1275925
--------------------                         -----------------------------------
(State of Formation)                        (IRS Employer Identification Number)


2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                 ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of June 30, 1997 the issuer had 21,002.8 units of limited partnership interest outstanding. The aggregate value of the units of limited partnership interest held by non-affiliates of the Registrant was $21,001,800.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------

                                      INDEX
                                      -----


                                                                     PAGE NO.
                                                                     --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  June 30, 1997 and December 31, 1996                   3

            Statements of Operations -
                  Three Months Ended June 30, 1997 and 1996             4

            Statements of Operations -
                  Six Months Ended June 30, 1997 and 1996               5

            Statements of Cash Flows -
                  Six Months Ended June 30, 1997 and 1996               6

            Statements of Partners' (Deficit) Capital -
                  Six Months Ended June 30, 1997 and 1996               7

            Notes to Financial Statements                             8 - 23


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
--------    FINANCIAL CONDITION & RESULTS OF
            --------------------------------
            OPERATIONS                                               24 - 25
            ----------

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                                   (Unaudited)

                                                          June 30,       December 31,
                                                            1997            1996
                                                            ----            ----
ASSETS

Property, at cost:
     Land                                              $  2,221,900    $  2,221,900
     Buildings and improvements                          29,551,369      29,491,904
     Furniture, fixtures and equipment                    2,430,000       2,430,000
                                                       ------------    ------------
                                                         34,203,269      34,143,804
     Less accumulated depreciation                       12,755,048      12,087,478
                                                       ------------    ------------
          Property, net                                  21,448,221      22,056,326

Investments in real estate joint ventures                 1,694,955       1,939,576

Investment in land                                          373,282         373,282

Cash                                                      1,556,620         800,741
Accounts receivable, net of allowance for doubtful
     accounts of $645,046 and $541,099, respectively         44,206          19,588
Accounts receivable - affiliate                                --            17,233
Mortgage escrow                                           1,384,253         483,107
Mortgage costs, net of accumulated amortization
     of $58,795 and $303,347                                833,605         230,581
Prepaid commissions, net of accumulated amortization
     of $47,996 and $42,327                                  68,615          64,721
Other assets                                                 86,581          65,488
                                                       ------------    ------------

           Total Assets                                $ 27,490,338    $ 26,050,643
                                                       ============    ============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgages and notes payable                       $ 23,607,733    $ 21,337,592
     Accounts payable and accrued expenses                  885,815         874,387
     Accounts payable - affiliates                           20,084            --
     Accrued interest                                       165,888         177,135
     Security deposits and prepaid rents                    379,103         366,976
                                                       ------------    ------------
           Total Liabilities                             25,058,623      22,756,090
                                                       ------------    ------------

Partners' (Deficit) Capital:
     General partners                                      (485,414)       (459,529)
     Limited partners                                     2,917,129       3,754,082
                                                       ------------    ------------
          Total Partners' Capital                         2,431,715       3,294,553
                                                       ------------    ------------

          Total Liabilities and Partners' Capital      $ 27,490,338    $ 26,050,643
                                                       ============    ============


                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                     Three Months   Three Months
                                                         Ended          Ended
                                                       June 30,       June 30,
                                                         1997           1996
                                                         ----           ----
Income:
     Rental                                          $ 1,686,270    $ 1,584,388
     Interest and other income                           146,562        109,252
                                                     -----------    -----------
     Total income                                      1,832,832      1,693,640
                                                     -----------    -----------

Expenses:
     Property operations                                 691,547        621,673
     Interest                                            602,117        558,512
     Depreciation and amortization                       575,683        317,573
     Administrative:
          Paid to affiliates                             152,591        325,177
          Other                                          143,705        170,186
                                                     -----------    -----------
     Total expenses                                    2,165,643      1,993,121
                                                     -----------    -----------

Loss before allocated loss from joint venture           (332,811)      (299,481)

Allocated loss from joint ventures                         1,387       (425,056)
                                                     -----------    -----------

Net loss                                             $  (331,424)   $  (724,537)
                                                     ===========    ===========

Loss per limited partnership unit                    $    (15.31)   $    (33.46)
                                                     ===========    ===========

Distributions per limited partnership unit           $      --      $      --
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                        21,002.8       21,002.8
                                                     ===========    ===========








                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                      Six Months     Six Months
                                                         Ended         Ended
                                                       June 30,       June 30,
                                                         1997           1996
                                                         ----           ----

Income:
     Rental                                          $ 3,326,848    $ 3,279,370
     Interest and other income                           250,286        243,320
                                                     -----------    -----------
     Total income                                      3,577,134      3,522,690
                                                     -----------    -----------

Expenses:
     Property operations                               1,511,110      1,457,298
     Interest                                          1,132,675      1,095,044
     Depreciation and amortization                       937,141        672,162
     Administrative:
          Paid to affiliates                             303,956        434,470
          Other                                          310,469        314,225
                                                     -----------    -----------
     Total expenses                                    4,195,351      3,973,199
                                                     -----------    -----------

Loss before allocated loss from joint venture           (618,217)      (450,509)

Allocated loss from joint ventures                      (244,621)      (125,604)
                                                     -----------    -----------

Net loss                                             $  (862,838)   $  (576,113)
                                                     ===========    ===========

Loss per limited partnership unit                    $    (39.85)   $    (26.61)
                                                     ===========    ===========

Distributions per limited partnership unit           $      --      $      --
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                        21,002.8       21,002.8
                                                     ===========    ===========








                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                       Six Months     Six Months
                                                          Ended         Ended
                                                        June 30,       June 30,
                                                          1997           1996
                                                          ----           ----
Cash flow from operating activities:
     Net loss                                        $  (862,838)   $  (576,113)

Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                       937,141        672,162
     Net loss from joint ventures                        244,621        125,604
Changes in operating assets and liabilities:
     Accounts receivable                                 (24,618)        47,362
     Mortgage escrow                                    (901,146)      (186,348)
     Leasing commissions                                  (9,563)          --
     Other assets                                        (21,093)      (105,093)
     Accounts payable and accrued expenses                11,428        256,828
     Accrued interest                                    (11,247)         1,050
     Security deposits and prepaid rent                   12,127         17,709
                                                     -----------    -----------
Net cash (used in) provided by operating activities     (625,188)       253,161
                                                     -----------    -----------
Cash flow from investing activities:
     Accounts receivable - affiliates                     17,233        (26,697)
     Capital expenditures                                (59,465)        (6,692)
                                                     -----------    -----------
Net cash (used in) investing activities                  (42,232)       (33,389)
                                                     -----------    -----------
Cash flows from financing activities:
     Accounts payable - affiliates                        20,084           --
     Principal payments on mortgages and notes           (95,058)      (125,327)
     Mortgage costs related to refinancing              (866,926)        (9,260)
     Mortgage proceeds                                 2,365,199           --
                                                     -----------    -----------
Net cash provided by (used in) financing activities    1,423,299       (134,587)
                                                     -----------    -----------

Increase (decrease) in cash                              755,879         85,185

Cash - beginning of period                               800,741        453,883
                                                     -----------    -----------

Cash - end of period                                 $ 1,556,620    $   539,068
                                                     ===========    ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                          $ 1,143,922    $ 1,093,994
                                                     ===========    ===========

                       See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)


                                         General            Limited Partners
                                        Partners       ------------------------
                                         Amount           Units         Amount
                                         ------           -----         ------

Balance, January 1, 1996              $  (421,665)       21,002.8   $ 4,978,359

Net loss                                  (17,283)         --          (558,830)
                                      -----------      --------     -----------

Balance, June 30, 1996                $  (438,948)       21,002.8   $ 4,419,529
                                      ===========      ========     ===========


Balance, January 1, 1997              $  (459,529)       21,002.8   $ 3,754,082

Net loss                                  (25,885)         --          (836,953)
                                      -----------      --------     -----------

Balance, June 30, 1997                $  (485,414)       21,002.8   $ 2,917,129
                                      ===========      ========     ===========





















                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)


1.   GENERAL PARTNERS' DISCLOSURE
     ----------------------------

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership V, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the six month periods ended June 30, 1997 and 1996, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

     --------------------------------------------------

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

     In September 1992 Inducon East Phase III Joint Venture (the "Phase III Venture") was formed pursuant to an agreement dated September 8, 1992 between the Partnership and Inducon Corporation. The primary purpose of the Phase III Venture is to acquire land and construct office/warehouse buildings as income-producing property. The development, located in Amherst, New York, consists of 4.2 acres of land and two buildings measuring approximately 25,200 and 21,300 square feet, respectively. As of June 30, 1997, both buildings have been fully constructed and placed in service.


5.   INVESTMENTS IN JOINT VENTURES
     -----------------------------

     Inducon East Joint Venture (the "Venture") was formed pursuant to an agreement dated April 22, 1987 between the Partnership and Curtlaw
     Corporation, a New York Corporation (the "Corporation"). The primary purpose of the Venture is to acquire land and construct office/warehouse buildings as income-producing property. The development consists of two parcels of land measuring approximately 8.4 acres for Phase I and 6.3 acres for Phase II. Phase I consists of two (2) buildings of approximately 38,000 and 52,000 square feet, while Phase II consists of four (4) buildings totaling approximately 75,000 square feet, with each building approximately 19,000 square feet. At June 30, 1997, both buildings had been placed in service in Phase I and all four buildings in Phase II were also in service.

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

     A summary of the assets, liabilities, and capital of the Inducon East Joint Venture as of June 30, 1997 and December 31, 1996 and the results of its operations for the six months ended June 30, 1997 and 1996 follows:

                           INDUCON-EAST JOINT VENTURE
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                                             June 30,    December 31,
                                                               1997           1996
                                                               ----           ----

ASSETS

Property, at cost:
     Land                                                 $   500,100    $   500,100
     Land improvements                                        435,769        435,769
     Buildings                                              8,427,982      8,427,982
                                                          -----------    -----------
                                                            9,363,851      9,363,851
     Less accumulated depreciation                          2,721,443      2,517,641
                                                          -----------    -----------
          Property, net                                     6,642,408      6,846,210

Mortgage costs, net of amortization                            85,286        107,036
Other assets                                                  141,065        201,297
                                                          -----------    -----------

                 Total Assets                             $ 6,868,759    $ 7,154,543
                                                          ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Cash overdraft                                       $    71,475    $     7,915
     Bonds payable                                          6,416,291      6,591,423
     Accounts payable and accrued expenses                    342,529        283,157
     Accounts payable - affiliates                             99,653         96,312
                                                          -----------    -----------
                 Total Liabilities                          6,929,948      6,978,807
                                                          -----------    -----------

Partners' Capital (Deficit):
     The Partnership                                           85,482        310,561
     Other joint venturer                                    (146,671)      (134,825)
                                                          -----------    -----------
                Total Partners' Capital                       (61,189)       175,736
                                                          -----------    -----------

                Total Liabilities and Partners' Capital   $ 6,868,759    $ 7,154,543
                                                          ===========    ===========



                           INDUCON-EAST JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996


                                                     Six Months       Six Months
                                                       Ended            Ended
                                                      June 30,         June 30,
                                                        1997             1996
                                                        ----             ----

Income:
     Rental                                          $ 539,422        $ 565,645
     Interest and other income                         118,345          115,040
                                                     ---------        ---------
     Total income                                      657,767          680,685
                                                     ---------        ---------

Expenses:
     Property operations                               245,733          245,410
     Interest                                          329,911          332,850
     Depreciation and amortization                     235,752          198,359
     Administrative                                     83,296           44,620
                                                     ---------        ---------
     Total expenses                                    894,692          821,239
                                                     ---------        ---------

Net loss                                             $(236,925)       $(140,554)
                                                     =========        =========



Allocation of net loss:

     The Partnership                                 $(225,079)       $(133,526)
     Other Joint Venturer                              (11,846)          (7,028)
                                                     ---------        ---------

                                                     $(236,925)       $(140,554)
                                                     =========        =========


A reconciliation of the Partnership's investment in the Joint Venture is as follows:

                                                        1997
                                                        ----

Investment in joint venture - beginning of period    $ 310,561
Capital contributions                                      --
Allocated loss                                        (225,079)
                                                     ---------

Investment in joint venture - end of period          $  85,482
                                                     =========

     -----------------------------------------

     Inducon East Phase III Joint Venture (the "Phase III Venture") was formed pursuant to an agreement dated September 8, 1992 between the Partnership and Inducon Corporation. The primary purpose of the Phase III Venture is to acquire land and construct office/warehouse buildings as income producing property. The proposed development consists of 4.2 acres of land and two buildings with approximately 25,200 and 21,300 square feet, respectively. As of June 30, 1997, both buildings have been fully constructed and placed in service.

     The Partnership has contributed $1,582,316 to the Phase III Venture. The remaining funds needed to complete construction came from a $750,000 construction loan. The balance of this loan at June 30, 1997 is $563,465.

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

     A summary of the assets, liabilities and partners' capital of the Phase III Venture as of June 30, 1997 and December 31, 1996 and the results of operations for the six months ended June 30, 1997 and 1996 is as follows:

                      INDUCON-EAST PHASE III JOINT VENTURE
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                                         June 30,   December 31,
                                                           1997         1996
                                                           ----         ----
ASSETS

Property, at cost:
     Land                                                $  141,400   $  141,400
     Buildings                                            2,466,023    2,465,057
                                                         ----------   ----------
                                                          2,607,423    2,606,457
     Less accumulated depreciation                          197,781      164,743
                                                         ----------   ----------
          Property, net                                   2,409,642    2,441,714

Accounts receivable                                          16,833        1,149
Accounts receivable - affiliates                            116,306      116,475
Prepaid expenses                                             10,000        2,204
Deferred financing cost, net of accumulated
      amortization of $17,314 and $17,314                    35,590       35,589
Leasing commissions, net of accumulated
      amortization of $43,149 and $38,547                    57,570       42,942
                                                         ----------   ----------

                 Total Assets                            $2,645,941   $2,640,073
                                                         ==========   ==========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Cash overdraft                                      $  365,218   $  272,928
     Construction loan payable                              563,465      622,077
     Accounts payable and accrued expenses                  106,358      113,597
                                                         ----------   ----------
                 Total Liabilities                        1,035,041    1,008,602
                                                         ----------   ----------

Partners' Capital:
     The Partnership                                      1,609,473    1,629,015
     Other joint venture                                      1,427        2,456
                                                         ----------   ----------
                Total Partners' Capital                   1,610,900    1,631,471
                                                         ----------   ----------

                Total Liabilities and Partners' Capital  $2,645,941   $2,640,073
                                                         ==========   ==========

                      INDUCON-EAST PHASE III JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996


                                                      Six Months      Six Months
                                                        Ended           Ended
                                                       June 30,        June 30,
                                                         1997            1996
                                                         ----            ----

Income:
     Rental                                           $ 185,904        $ 131,761
     Interest and other income                             --               --
                                                      ---------        ---------
     Total income                                       185,904          131,761
                                                      ---------        ---------

Expenses:
     Property operations                                110,780           56,988
     Interest                                            30,340           25,380
     Depreciation and amortization                       39,010           28,914
     Administrative                                      26,345           12,140
                                                      ---------        ---------
     Total expenses                                     206,475          123,422
                                                      ---------        ---------

Net (loss) income                                     $ (20,571)       $   8,339
                                                      =========        =========



Allocation of net (loss) income:

     The Partnership                                  $ (19,542)       $   7,922
     Other Joint Venturer                                (1,029)             417
                                                      ---------        ---------

                                                      $ (20,571)       $   8,339
                                                      =========        =========


A reconciliation of the Partnership's investment in the Phase III Venture is as follows:

                                                         1997
                                                         ----

Investment in joint venture - beginning of period    $ 1,629,015
Capital contributions                                      --
Allocated loss                                           (19,542)
                                                     -----------

Investment in joint venture - end of period          $ 1,609,473
                                                     ===========

6.   MORTGAGES AND NOTES PAYABLE
     ---------------------------

     The Partnership has the following mortgages and notes payable:

     The Paddock Building
     --------------------

     An 8.75% mortgage with a balance of $1,654,001 and $1,731,131 at June 30, 1997 and 1996, respectively, which provides for annual principal and interest payments of $219,612 payable in equal monthly installments with a final payment of $1,589,511 due in June 1998. Also, a 10% note payable with a balance of $180,000 as of June 30, 1997 providing for monthly interest payments of $1,500 and an 8% note payable at June 30, 1996 with a balance of $153,565 providing for monthly payments of $2,216, including interest at 8%; this note was refinanced.

     The Williamsburg North Apartments
     ---------------------------------

     A 10.445% mortgage with a balance of $1,833,241 and $1,858,839 at June 30, 1997 and 1996, respectively, which provides for annual principal and interest payments of $218,556 payable in equal monthly installments with a final payment of $1,833,241 due on July 1, 1997. Management expects to have this mortgage refinanced in July 1997.

     The Fountains Apartments
     ------------------------

     A mortgage with a balance of $3,900,000 at June 30, 1997, providing for monthly principal and interest payments of $29,777, bearing interest at 8.50%. The note matures November 2005.

     A 9.815% mortgage with a balance of $0 and $3,481,432 at June 30, 1997 and 1996, respectively, which provides for annual principal and interest payments of $393,953 payable in equal monthly installments with a final payment of $3,450,193 due on February 1, 1997. The mortgage was fully paid off in May of 1997 when the mortgage was refinanced.

     Camelot East Apartments, O'Hara Apartments, Wayne Estates Apartments
     --------------------------------------------------------------------

     A 10% mortgage with a balance of $0 and $8,115,289 at June 30, 1997 and 1996, respectively, allocated $4,131,574 to Camelot East, $1,321,666 to O'Hara and $2,662,049 to Wayne Estates. The loan provides for annual principal and interest payments of $899,616 payable in equal monthly installments with the remaining balance of $7,894,059 due October 1998. This mortgage was refinanced in May of 1997 with each individual property being financed separately.

     ---------------------------------------

     Camelot East Apartments
     -----------------------

     A mortgage with a balance of $4,900,000 at June 30, 1997, providing for monthly interest payments only, bearing interest at 9.1875%. The note matures June 1999.

     O'Hara Apartments
     -----------------

     A mortgage with a balance of $1,600,000 at June 30, 1997, providing for monthly principal and interest payments of $12,105, bearing interest at 8.40%. The note matures November 2005.

     Wayne Estates Apartments
     ------------------------

     A mortgage with a balance of $3,095,000 at June 30, 1997, providing for monthly principal and interest payments of $23,415, bearing interest at 8.40%. The note matures November 2005.

     Jackson Park
     ------------

     A mortgage with a balance of $1,600,000 at June 30, 1997, providing for monthly principal and interest payments of $12,178, bearing interest at 8.39%. The note matures November 2005.

     A 12.375% mortgage note with a balance of $0 and $1,245,551 at June 30, 1997 and 1996, respectively, which provides for annual principal and interest payments of $169,680 payable in equal monthly installments with a final payment of $1,159,223 due on October 1, 2000. The mortgage was fully paid off in May of 1997 when the mortgage was refinanced.

     Commercial Park West
     --------------------

     A 9.25% mortgage with a balance of $4,845,491 and $4,872,762 at June 30, 1997 and 1996, respectively, which provided for interest only payments through June 1995. On July 1, 1995, interest changed to 10% with annual principal and interest payments of $516,012 payable in equal monthly installments. The remaining balance of $4,691,234 is due June 2001.

     ---------------------------------------

     The mortgages described above are secured by the individual apartment complexes to which they relate.

     The Partnership's mortgages and note payable are of a non-recourse nature.

     The aggregate maturities of mortgages and note payable for each of the next five years and thereafter are as follows:

                   Year                   Amount
                   ----                   ------

                   1997                   $  1,963,279
                   1998                      1,712,069
                   1999                      5,052,050
                   2000                         90,693
                   2001                      5,023,478
                   Thereafter                9,766,164
                                          ------------

                   TOTAL                  $ 23,607,733
                                          ============


7.   RELATED PARTY TRANSACTIONS
     --------------------------

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $151,123 and $165,857 for the six months ended June 30, 1997 and 1996, respectively.

     Accounts receivable - affiliates amounted to $0 and $174,543 at June 30, 1997 and 1996 respectively.

     Accounts payable - affiliates amounted to $20,084 and $0 at June 30, 1997 and 1996 respectively. The amount due is payable on demand.

     --------------------------------------

     The Partnership entered into a management agreement with unrelated third parties for the management of The Paddock and Commercial Park West. The agreements provide for the payment of a management fee equal to 3% and 2% of monthly gross rental income, respectively.

     According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement). This fee totaled approximately $0 for the six months ended June 30, 1997.

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $10,000 for the six months ended June 30, 1997 and 1996, respectively.

8.   INCOME TAXES
     ------------

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

     ------------------------

     The reconciliation of net loss for the six months ended June 30, 1997 and 1996 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                  June 30,         June 30,
                                                    1997             1996
                                                    ----             ----

    Net loss - statement of operations          $ (862,838)      $  (991,575)

    Add to (deduct from):
       Difference in depreciation                  125,980           172,424
       Difference in investment in
       Joint Ventures                               56,700            53,710
       Allowance for doubtful accounts              87,715            49,196
                                                ----------        ----------

    Net loss - tax return purposes              $ (592,443)       $  (716,245)
                                                ==========        ===========


     The reconciliation of Partners' Capital as of June 30, 1997 and December 31, 1996 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                   June 30,       December  31,
                                                     1997             1996
                                                     ----             ----

    Partners' Capital - balance sheet            $ 2,431,715      $  3,294,553
    Add to (deduct from):
       Accumulated difference in
       depreciation                                1,761,863         1,635,883
       Accumulated difference in investments
       in Joint Ventures                             486,168           429,468
       Syndication fees                            2,352,797         2,352,797
       Accumulated difference in amortization
       of organization costs                          21,738            21,738
       Allowance for doubtful accounts               521,732           434,017
                                                 -----------       -----------
    Partners' Capital -
       tax return purposes                       $ 7,576,013       $ 8,168,456
                                                 ===========       ===========

PART II MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS.
        --------------

Liquidity and Capital Resources
-------------------------------

The Partnership has maintained sufficient cash to enable it to not only fund current operations, but also to provide for future capital improvements. No distributions to partners were made in either the first six months of 1997 or 1996. The General Partner does hope to resume making distributions at some time during the remainder of 1997. Although the Partnership experienced a loss for the first six months of 1997, management feels that with the new financing obtained (and resulting decrease in debt service payments) during this period, scheduled rent increases and efforts to control and manage expenses, profitability should increase.

Occupancies at the properties in the Partnership continued in most locations to be favorable (i.e., exceeding 90 percent on average). Williamsburg North Apartments and several of the commercial properties in the Partnership are expected to be refinanced during the next quarter of 1997, further improving cash flow in the Partnership. Management continues to actively pursue new tenants by making capital improvements to the properties and through the use of rental promotions and concessions.

Management also continues to search for buyers for the properties in the Partnership as this is deemed to be in the best interest of the Limited Partners. A contract for the sale of Camelot East Apartments which would result in a very favorable sales price is currently being finalized.


Results of Operations
---------------------

Partnership operations for the three month period ended June 30, 1997 resulted in a net loss of $331,424 or $15.31 per limited partnership unit compared to a loss of $724,537 or $33.46 per limited partnership unit for the same period in 1996. The Partnership operations for the six month period ended June 30, 1997 resulted in a net loss of $862,838 or $39.85 per limited partnership unit versus a six month 1996 net loss of $576,113 or $26.61 per unit.

Tax basis loss for the six month period ended June 30, 1997 amounted to $592,443 or $27.36 per limited partnership unit compared to a tax loss of $716,245 or $33.08 per unit for the corresponding period in 1996. For the second quarter of 1997, the tax basis loss amounted to $196,199 or $9.06 per limited partnership unit.

----------------------------------

Total revenue for the three month period ended June 30, 1997 amounted to $1,832,832 increasing approximately $139,000 from the three month period ended June 30, 1996. For the first six months of 1997 there was an increase in total partnership revenue of slightly more than $54,000 as compared to the same period in 1996. Of this total, there was only a slight increase in interest and other income of almost $7,000 which primarily resulted from an increase in termination fees and month-to-month surcharges at the residential properties. The majority of the increase was the result of an increase in net rental revenues due to increased occupancies, primarily at the commercial properties in the
Partnership. Management continues to aggressively market the residential properties through attractive concessions and "regular" or steady advertising in an effort to increase occupancies which appear to be steadily rising.

For the six month period ended June 30, 1997, expenses totaled $4,195,351, increasing just over $222,000 from the corresponding period in 1996. For the quarter ended June 30, 1997, Partnership expenses amounted to $2,165,643, increasing by $172,500 from the 1996 quarter amount. For the first six months of 1996, an increase in property operations expenditures amounting to almost $54,000 resulted due to increased repairs and maintenance work being done at several of the residential complexes in the Partnership. Management is stressing the importance of the physical appearance of the properties as a means of improving occupancy, and thus more improvements (e.g., new carpets and appliances, fresh coats of paint, etc.) are being brought about/completed. The increase in these expenses is expected to continue through the end of 1997 as improvements are continuing and completed at the properties. There was a decrease of over $134,000 in administrative expenses in total when comparing the six month periods ended June 30, 1997 and 1996 which can be attributed to a decrease in Partnership management expenses. A large increase in amortization expense was also noted. This increase was the result of new financing obtained during the second quarter of 1997 on several of the residential complexes in the Partnership; the new financing led to the write-off of the majority of the previously capitalized mortgage acquisition costs.

For the six month period ended June 30, 1997, the Inducon East Joint Venture generated a net loss of $236,925 versus a net loss of $140,554 for the six months ended June 30, 1996. This jump was primarily due to increases in administrative expenses.

The Inducon East Phase III Joint Venture generated a net loss of $20,571 for the six month period ended June 30, 1997 with $19,542 being allocated to the Partnership. Net income for the joint venture for the six month period ended June 30, 1996 amounted to $8,339.

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


By:   /s/Joseph M. Jayson                       August 13, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       August 13, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  August 13, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary