Form 10-Q
period 1997-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 1997-11-14
CIK 790067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                              Commission File Number
September 30, 1997                                        0-16561

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
             (Exact Name of Registrant as specified in its charter)


     Delaware                                           16-1275925
--------------------                         -----------------------------------
(State of Formation)                        (IRS Employer Identification Number)


2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                 ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of September 30, 1997 the issuer had 21,002.8 units of limited partnership interest outstanding. The aggregate value of the units of limited partnership interest held by non-affiliates of the Registrant was $21,001,800.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------

                                      INDEX
                                      -----


                                                                    PAGE NO.
                                                                    --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  September 30, 1997 and December 31, 1996              3

            Statements of Operations -
                  Three Months Ended September 30, 1997 and 1996        4

            Statements of Operations -
                  Nine Months Ended September 30, 1997 and 1996         5

            Statements of Cash Flows -
                  Nine Months Ended September 30, 1997 and 1996         6

            Statements of Partners' (Deficit) Capital -
                  Nine Months Ended September 30, 1997 and 1996         7

            Notes to Financial Statements                             8 - 24


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
-------     FINANCIAL CONDITION & RESULTS OF
            --------------------------------
            OPERATIONS                                               25 - 27
            ----------

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                                   (Unaudited)

                                                       September 30,   December 31,
                                                           1997            1996
                                                           ----            ----
ASSETS
------

Property, at cost:
     Land                                              $  2,221,900    $  2,221,900
     Buildings and improvements                          29,977,941      29,491,904
     Furniture, fixtures and equipment                    2,430,000       2,430,000
                                                       ------------    ------------
                                                         34,629,841      34,143,804
     Less accumulated depreciation                       13,089,965      12,087,478
                                                       ------------    ------------
          Property, net                                  21,539,876      22,056,326

Investments in real estate joint ventures                 1,643,752       1,939,576

Investment in land                                          373,282         373,282

Cash                                                      1,536,185         800,741
Accounts receivable, net of allowance for doubtful
     accounts of $711,514 and $541,099, respectively         53,134          19,588
Accounts receivable - affiliate                                --            17,233
Mortgage escrow                                           1,788,159         483,107
Mortgage costs, net of accumulated amortization
     of $136,399 and $303,347                               929,327         230,581
Prepaid commissions, net of accumulated amortization
     of $84,027 and $42,327                                 105,911          64,721
Other assets                                                114,481          65,488
                                                       ------------    ------------

           Total Assets                                $ 28,084,107    $ 26,050,643
                                                       ============    ============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgages and notes payable                       $ 24,232,048    $ 21,337,592
     Accounts payable and accrued expenses                1,136,950         874,387
     Accounts payable - affiliates                           43,561            --
     Accrued interest                                       194,251         177,135
     Security deposits and prepaid rents                    366,494         366,976
                                                       ------------    ------------
           Total Liabilities                             25,973,304      22,756,090
                                                       ------------    ------------

Partners' (Deficit) Capital:
     General partners                                      (495,042)       (459,529)
     Limited partners                                     2,605,844       3,754,082
                                                       ------------    ------------
          Total Partners' Capital                         2,110,803       3,294,553
                                                       ------------    ------------

          Total Liabilities and Partners' Capital      $ 28,084,107    $ 26,050,643
                                                       ============    ============


                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                    Three Months   Three Months
                                                        Ended          Ended
                                                    September 30,  September 30,
                                                        1997           1996
                                                        ----           ----

Income:
     Rental                                          $ 1,648,968    $ 1,584,388
     Interest and other income                            79,959        109,252
                                                     -----------    -----------
     Total income                                      1,728,927      1,693,640
                                                     -----------    -----------

Expenses:
     Property operations                                 808,729        621,673
     Interest                                            547,083        558,512
     Depreciation and amortization                       390,136        317,573
     Administrative:
          Paid to affiliates                             138,267        214,499
          Other                                          114,421        170,186
                                                     -----------    -----------
     Total expenses                                    1,998,636      1,882,443
                                                     -----------    -----------

Loss before allocated loss from joint venture           (269,709)      (188,803)

Allocated loss from joint ventures                       (51,203)      (425,056)
                                                     -----------    -----------

Net loss                                             $  (320,912)   $  (613,859)
                                                     ===========    ===========

Loss per limited partnership unit                    $    (14.82)   $    (28.35)
                                                     ===========    ===========

Distributions per limited partnership unit           $      --      $      --
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                        21,002.8       21,002.8
                                                     ===========    ===========






                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                      Nine Months   Nine Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                         1997           1996
                                                         ----           ----

Income:
     Rental                                          $ 4,975,816    $ 4,994,347
     Interest and other income                           330,245        223,158
                                                     -----------    -----------
     Total income                                      5,306,061      5,217,505
                                                     -----------    -----------

Expenses:
     Property operations                               2,319,839      2,427,094
     Interest                                          1,679,758      1,628,717
     Depreciation and amortization                     1,327,277      1,024,549
     Administrative:
          Paid to affiliates                             442,223        492,112
          Other                                          424,890        399,080
                                                     -----------    -----------
     Total expenses                                    6,193,987      5,971,552
                                                     -----------    -----------

Loss before allocated loss from joint venture           (887,926)      (754,047)

Allocated loss from joint ventures                      (295,824)      (229,003)
                                                     -----------    -----------

Net loss                                             $(1,183,750)   $  (983,050)
                                                     ===========    ===========

Loss per limited partnership unit                    $    (54.67)   $    (45.40)
                                                     ===========    ===========

Distributions per limited partnership unit           $      --      $      --
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                        21,002.8       21,002.8
                                                     ===========    ===========








                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                       Nine Months   Nine Months
                                                          Ended         Ended
                                                      September 30, September 30,
                                                          1997           1996
                                                          ----           ----
Cash flow from operating activities:
     Net loss                                         $(1,183,750)   $  (983,050)

Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                      1,327,277      1,024,549
     Net loss from joint ventures                         295,824        229,003
Changes in operating assets and liabilities:
     Accounts receivable                                  (33,546)        25,236
     Mortgage escrow                                   (1,305,052)      (304,101)
     Leasing commissions                                  (82,890)          --
     Other assets                                         (48,993)       (44,778)
     Accounts payable and accrued expenses                262,563        480,923
     Accrued interest                                      17,116        (14,022)
     Security deposits and prepaid rent                      (482)        21,180
                                                      -----------    -----------
Net cash (used in) provided by operating activities      (751,933)       434,940
                                                      -----------    -----------

Cash flow from investing activities:
     Accounts receivable - affiliates                      17,233         29,748
     Capital expenditures                                (486,037)        (6,692)
                                                      -----------    -----------
Net cash (used in) provided by investing activities      (468,804)        23,056
                                                      -----------    -----------

Cash flows from financing activities:
     Accounts payable - affiliates                         43,561           --
     Principal payments on mortgages and notes           (137,502)      (195,344)
     Mortgage costs related to refinancing               (981,836)       (94,394)
     Mortgage proceeds                                  3,031,958           --
                                                      -----------    -----------
Net cash provided by (used in) financing activities     1,956,181       (289,738)
                                                      -----------    -----------

Increase (decrease) in cash                               735,444        168,258

Cash - beginning of period                                800,741        453,883
                                                      -----------    -----------

Cash - end of period                                  $ 1,536,185    $   622,141
                                                      ===========    ===========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                           $ 1,662,642    $ 1,642,739
                                                      ===========    ===========






                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)


                                         General           Limited Partners
                                         Partners
                                          Amount          Units        Amount
                                          ------          -----        ------

Balance, January 1, 1996              $  (421,665)       21,002.8   $ 4,978,359

Net loss                                  (29,492)         --          (953,559)
                                      -----------      --------     -----------

Balance, September 30, 1996           $  (451,157)       21,002.8   $ 4,024,801
                                      ===========      ========     ===========


Balance, January 1, 1997              $  (459,529)       21,002.8   $ 3,754,082

Net loss                                  (35,513)         --        (1,148,238)
                                      -----------      --------     -----------

Balance, September 30, 1997           $  (495,042)       21,002.8   $ 2,605,844
                                      ===========      ========     ===========





















                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                          NOTES TO FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)


1.   GENERAL PARTNERS' DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership V, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the nine month periods ended September 30, 1997 and 1996, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

     In September 1992 Inducon East Phase III Joint Venture (the "Phase III Venture") was formed pursuant to an agreement dated September 8, 1992 between the Partnership and Inducon Corporation. The primary purpose of the Phase III Venture is to acquire land and construct office/warehouse buildings as income-producing property. The development, located in Amherst, New York, consists of 4.2 acres of land and two buildings measuring approximately 25,200 and 21,300 square feet, respectively. As of September 30, 1997, both buildings have been fully constructed and placed in service.


5.   INVESTMENTS IN JOINT VENTURES

     Inducon East Joint Venture (the "Venture") was formed pursuant to an agreement dated April 22, 1987 between the Partnership and Curtlaw
     Corporation, a New York Corporation (the "Corporation"). The primary purpose of the Venture is to acquire land and construct office/warehouse buildings as income-producing property. The development consists of two parcels of land measuring approximately 8.4 acres for Phase I and 6.3 acres for Phase II. Phase I consists of two (2) buildings of approximately 38,000 and 52,000 square feet, while Phase II consists of four (4) buildings totaling approximately 75,000 square feet, with each building approximately 19,000 square feet. At September 30, 1997, both buildings had been placed in service in Phase I and all four buildings in Phase II were also in service.

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

     A summary of the assets, liabilities, and capital of the Inducon East Joint Venture as of September 30, 1997 and December 31, 1996 and the results of its operations for the nine months ended September 30, 1997 and 1996 follows:

                           INDUCON-EAST JOINT VENTURE
                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                                                          September 30, December 31,
                                                               1997         1996
                                                               ----         ----
ASSETS

Property, at cost:
     Land                                                 $   500,100    $   500,100
     Land improvements                                        435,769        435,769
     Buildings                                              8,430,482      8,427,982
                                                          -----------    -----------
                                                            9,366,351      9,363,851
     Less accumulated depreciation                          2,823,669      2,517,641
                                                          -----------    -----------
          Property, net                                     6,542,682      6,846,210

Cash and cash equivalents                                      17,224           --
Mortgage costs, net of amortization                            93,176        107,036
Other assets                                                  144,324        201,297
                                                          -----------    -----------

                 Total Assets                             $ 6,797,406    $ 7,154,543
                                                          ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Cash overdraft                                       $      --      $     7,915
     Mortgages and bonds payable                            6,539,011      6,591,423
     Accounts payable and accrued expenses                    334,328        283,157
     Accounts payable - affiliates                             45,228         96,312
                                                          -----------    -----------
                 Total Liabilities                          6,918,567      6,978,807
                                                          -----------    -----------

Partners' Capital (Deficit):
     The Partnership                                           28,509        310,561
     Other joint venturer                                    (149,670)      (134,825)
                                                          -----------    -----------
                Total Partners' Capital                      (121,161)       175,736
                                                          -----------    -----------

                Total Liabilities and Partners' Capital   $ 6,797,406    $ 7,154,543
                                                          ===========    ===========

                           INDUCON-EAST JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1997 and 1996


                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                        1997            1996
                                                        ----            ----

Income:
     Rental                                       $   809,212       $   853,092
     Interest and other income                        180,378           171,531
                                                  -----------       -----------
     Total income                                     989,590         1,024,623
                                                  -----------       -----------

Expenses:
     Property operations                              343,153           356,809
     Interest                                         465,245           499,291
     Depreciation and amortization                    365,281           349,247
     Administrative                                   112,808            69,493
                                                  -----------       -----------
     Total expenses                                 1,286,487         1,274,840
                                                  -----------       -----------

Net loss                                          $  (296,897)      $  (250,217)
                                                  ===========       ===========



Allocation of net loss:

     The Partnership                              $  (282,052)      $  (237,706)
     Other Joint Venturer                             (14,845)          (12,511)
                                                  -----------       -----------

                                                  $  (296,897)      $  (250,217)
                                                  ===========       ===========


A reconciliation of the Partnership's investment in the Joint Venture is as follows:

                                                      1997
                                                      ----

Investment in joint venture - beginning of period  $ 310,561
Capital contributions                                      -
Allocated loss                                      (282,052)
                                                   ---------

Investment in joint venture - end of period        $  28,509
                                                   =========

     Inducon East Phase III Joint Venture (the "Phase III Venture") was formed pursuant to an agreement dated September 8, 1992 between the Partnership and Inducon Corporation. The primary purpose of the Phase III Venture is to acquire land and construct office/warehouse buildings as income producing property. The proposed development consists of 4.2 acres of land and two buildings with approximately 25,200 and 21,300 square feet, respectively. As of September 30, 1997, both buildings have been fully constructed and placed in service.

     The Partnership has contributed $1,582,316 to the Phase III Venture. The remaining funds needed to complete construction came from a $750,000 construction loan. The balance of this loan at September 30, 1997 is $554,711.

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

     A summary of the assets, liabilities and partners' capital of the Phase III Venture as of September 30, 1997 and December 31, 1996 and the results of operations for the nine months ended September 30, 1997 and 1996 is as follows:

                      INDUCON-EAST PHASE III JOINT VENTURE
                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                                                           September 30, December
31,
                                                               1997         1996
                                                               ----         ----
ASSETS

Property, at cost:
     Land                                                  $  141,400   $  141,400
     Buildings                                              2,466,057    2,465,057
                                                           ----------   ----------
                                                            2,607,457    2,606,457
     Less accumulated depreciation                            214,889      164,743
                                                           ----------   ----------
          Property, net                                     2,392,568    2,441,714

Accounts receivable                                             5,195        1,149
Accounts receivable - affiliates                               59,676      116,475
Prepaid expenses                                                9,812        2,204
Deferred financing cost, net of accumulated amortization
     of $24,398 and $17,314                                    28,506       35,589
Leasing commissions, net of accumulated amortization
      of $52,458 and $38,547                                   40,646       42,942
                                                           ----------   ----------

                 Total Assets                              $2,536,403   $2,640,073
                                                           ==========   ==========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Cash overdraft                                        $  276,393   $  272,928
     Construction loan payable                                554,711      622,077
     Accounts payable and accrued expenses                     88,325      113,597
                                                           ----------   ----------
                 Total Liabilities                            919,429    1,008,602
                                                           ----------   ----------

Partners' Capital:
     The Partnership                                        1,615,243    1,629,015
     Other joint venture                                        1,731        2,456
                                                           ----------   ----------
                Total Partners' Capital                     1,616,974    1,631,471
                                                           ----------   ----------

                Total Liabilities and Partners' Capital    $2,536,403   $2,640,073
                                                           ==========   ==========

                      INDUCON-EAST PHASE III JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1997 and 1996


                                                      Nine Months   Nine Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                          1997          1996
                                                          ----          ----

Income:
     Rental                                           $ 269,035        $ 219,002
     Interest and other income                             --               --
                                                      ---------        ---------
     Total income                                       269,035          219,002
                                                      ---------        ---------

Expenses:
     Property operations                                131,399           85,037
     Interest                                            40,293           40,685
     Depreciation and amortization                       71,140           59,082
     Administrative                                      40,700           25,035
                                                      ---------        ---------
     Total expenses                                     283,532          209,839
                                                      ---------        ---------

Net (loss) income                                     $ (14,497)       $   9,163
                                                      =========        =========



Allocation of net (loss) income:

     The Partnership                                  $ (13,772)       $   8,705
     Other Joint Venturer                                  (725)             458
                                                      ---------        ---------

                                                      $ (14,497)       $   9,163
                                                      =========        =========


A reconciliation of the Partnership's investment in the Phase III Venture is as follows:

                                                           1997
                                                           ----

Investment in joint venture - beginning of period      $ 1,629,015
Capital contributions                                            -
Allocated loss                                             (13,772)
                                                       -----------

Investment in joint venture - end of period            $ 1,615,243
                                                       ===========

6.   MORTGAGES AND NOTES PAYABLE

     The Partnership has the following mortgages and notes payable:

     The Paddock Building
     --------------------

     An 8.75% mortgage with a balance of $1,635,144 and $1,736,482 at September 30, 1997 and 1996, respectively, which provides for annual principal and interest payments of $219,612 payable in equal monthly installments with a final payment of $1,589,511 due in June 1998. Also, a 10% note payable with a balance of $180,000 as of September 30, 1997 providing for monthly interest payments of $1,500 and an 8% note payable at September 30, 1996 with a balance of $153,566 providing for monthly payments of $2,216, including interest at 8%; this note was refinanced by the note described previously.

     The Williamsburg North Apartments
     ---------------------------------

     A mortgage with a balance of $2,500,000 at September 30, 1997, providing for monthly principal and interest payments of $17,859, bearing interest at 7.72%. The note matures January 2006.

     A 10.445% mortgage with a balance of $0 and $1,852,687 at September 30, 1997 and 1996, respectively, which provides for annual principal and interest payments of $218,556 payable in equal monthly installments with a final payment of $1,833,241 due on July 1, 1997. The mortgage was fully paid off in July of 1997 when the mortgage was refinanced.

     The Fountains Apartments
     ------------------------

     A mortgage with a balance of $3,895,346 at September 30, 1997, providing for monthly principal and interest payments of $29,777, bearing interest at 8.50%. The note matures November 2005.

     A 9.815% mortgage with a balance of $0 and $3,468,263 at September 30, 1997 and 1996, respectively, which provides for annual principal and interest payments of $393,953 payable in equal monthly installments with a final payment of $3,450,193 due on February 1, 1997. The mortgage was fully paid off in May of 1997 when the mortgage was refinanced.

    Camelot East Apartments, O'Hara Apartments, Wayne Estates Apartments
    --------------------------------------------------------------------

     A 10% mortgage with a balance of $0 and $8,126,253 at September 30, 1997 and 1996, respectively, allocated $4,152,460 to Camelot East, $1,319,211 to O'Hara and $2,654,582 to Wayne Estates. The loan provides for annual principal and interest payments of $899,616 payable in equal monthly installments with the remaining balance of $7,894,059 due October 1998. This mortgage was refinanced in May of 1997 with each individual property being financed separately.

     Camelot East Apartments
     -----------------------

     A mortgage with a balance of $4,900,000 at September 30, 1997, providing for monthly interest payments only, bearing interest at 9.1875%. The note matures June 1999.

     O'Hara Apartments
     -----------------

     A mortgage with a balance of $1,598,016 at September 30, 1997, providing for monthly principal and interest payments of $12,105, bearing interest at 8.40%. The note matures November 2005.

     Wayne Estates Apartments
     ------------------------

     A mortgage with a balance of $3,091,162 at September 30, 1997, providing for monthly principal and interest payments of $23,415, bearing interest at 8.40%. The note matures November 2005.

     Jackson Park
     ------------

     A mortgage with a balance of $1,597,753 at September 30, 1997, providing for monthly principal and interest payments of $12,178, bearing interest at 8.39%. The note matures November 2005.

     A 12.375% mortgage note with a balance of $0 and $1,241,461 at September 30, 1997 and 1996, respectively, which provides for annual principal and interest payments of $169,680 payable in equal monthly installments with a final payment of $1,159,223 due on October 1, 2000. The mortgage was fully paid off in May of 1997 when the mortgage was refinanced.

     Commercial Park West
     --------------------

     A 9.25% mortgage with a balance of $4,834,629 and $4,865,498 at September 30, 1997 and 1996, respectively, which provided for interest only payments through June 1995. On July 1, 1995, interest changed to 10% with annual principal and interest payments of $516,012 payable in equal monthly installments. The remaining balance of $4,691,234 is due June 2001.

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
                                          ============

7.   RELATED PARTY TRANSACTIONS

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $265,889 and $269,332 for the nine months ended September 30, 1997 and 1996, respectively.

     Accounts receivable - affiliates amounted to $0 and $118,098 at September 30, 1997 and 1996 respectively.

     Accounts payable - affiliates amounted to $43,561 and $0 at September 30, 1997 and 1996 respectively. The amount due is payable on demand.

     The Partnership entered into a management agreement with unrelated third parties for the management of The Paddock and Commercial Park West. The agreements provide for the payment of a management fee equal to 3% and 2% of monthly gross rental income, respectively.

     According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement). This fee totaled approximately $0 for both the nine months ended September 30, 1997 and 1996.

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $10,000 for the nine months ended September 30, 1997 and 1996, respectively.

8.   INCOME TAXES

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

     The reconciliation of net loss for the nine months ended September 30, 1997 and 1996 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                              September 30,       September 30,
                                                   1997                1996
                                                   ----                ----

    Net loss - statement of operations          $(1,183,750)        $ (983,050)

    Add to (deduct from):
       Difference in depreciation                   188,970            258,636
       Difference in investment in
       Joint Ventures                                85,050             80,565
       Allowance for doubtful accounts              131,572             73,794
                                                -----------         ----------

    Net loss - tax return purposes              $ ( 778,158)        $ (570,055)
                                                ===========         ===========


     The reconciliation of Partners' Capital as of September 30, 1997 and December 31, 1996 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                September 30,     December  31,
                                                     1997              1996
                                                     ----              ----

    Partners' Capital - balance sheet           $  2,110,803      $  3,294,553
    Add to (deduct from):
       Accumulated difference in
       depreciation                                1,824,853         1,635,883
       Accumulated difference in investments
       in Joint Ventures                             514,518           429,468
       Syndication fees                            2,352,797         2,352,797
       Accumulated difference in amortization
       of organization costs                          21,738            21,738
       Allowance for doubtful accounts               565,589           434,017
                                                ------------       -----------
    Partners' Capital -
       tax return purposes                      $  7,390,298       $ 8,168,456
                                                ============       ===========

10.  SUBSEQUENT EVENTS

     On November 4, 1997, a consent solicitation statement was sent to all Limited Partners of this Partnership. The offering was for the purchase of five of the residential complexes in the Partnership: Williamsburg North Apartments, The Fountains Apartments, O'Hara Apartments, Wayne Estates Apartments, and Jackson Park Apartments. The price offered in the document for the properties, including the proceeds from the sale and distributions from other sources, was $16,107,000 or approximately $171 per Limited Partnership unit. The purchaser is an affiliate by common ownership of the General Partners. Consent under the offering must be received by November 26, 1997.

PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain sufficient cash to enable it to not only fund current operations, but also to provide for future capital improvements. No distributions to partners were made in either the first nine months of 1997 or 1996. The General Partner does hope to make a distribution some time in the near future as a result of a positive vote on the consent solicitation statement sent out in early November of 1997. The consent statement was an offer for the purchase of five of the residential complexes in the Partnership. The sales proceeds to be distributed and additional distributions are expected to be approximately $171 per Limited Partnership unit if the consent solicitation agreement is approved.

The Partnership has successfully refinanced all of the residential complexes in the Partnership. The result was additional cash provided by the new financing and significantly lower interest rates. Management feels that with a decrease in debt service, it will be able to continue to complete the capital improvements necessary at the properties. Escrow accounts were set up as part of the new mortgages; these accounts are to be used to cover the costs of the improvements necessary, but because releases of escrowed funds are not immediate, in the meantime for cash flow purposes the cash from operations is being used to pay for the improvements.

Management also continues to search for buyers for the properties in the Partnership (management is also continuing to accept offers on those properties included in the consent solicitation) as this is deemed to be in the best interest of the Limited Partners. A contract for the sale of Camelot East Apartments which would result in a very favorable sales price is still being finalized with the potential purchaser.

Results of Operations
---------------------

Partnership operations for the three month period ended September 30, 1997 resulted in a net loss of $320,912 or $14.82 per limited partnership unit compared to a loss of $613,859 or $28.35 per limited partnership unit for the same period in 1996. The Partnership operations for the nine month period ended September 30, 1997 resulted in a net loss of $1,183,750 or $54.67 per limited partnership unit versus a nine month 1996 net loss of $983,050 or $45.40 per unit.

Tax basis loss for the nine month period ended September 30, 1997 amounted to $778,158 or $35.94 per limited partnership unit compared to a tax loss of $570,055 or $26.33 per unit for the corresponding period in 1996.

----------------------------------

Total revenue for the three month period ended September 30, 1997 amounted to $1,728,927 increasing approximately $35,000 from the three month period ended September 30, 1996. For the first nine months of 1997 there was an increase in total partnership revenue of slightly more than $88,500 as compared to the same period in 1996. Of this total, there was a decrease in rental revenue of just over $18,500 which primarily resulted from a decrease in the third quarter of 1997 in occupancies at several of the residential apartment complexes in the Partnership. The commercial buildings in the Partnership continue to maintain stable and relatively high occupancies. There was an increase in interest and other income of over $100,000 when comparing the nine months ended September 30, 1997 and 1996. termination fees and month-to-month surcharges at the residential properties. As was noted in previous quarters, management continues to aggressively market the residential properties to potential renters through attractive concessions and "regular" or steady advertising in an effort to increase occupancies.

For the nine month period ended September 30, 1997, expenses totaled $6,193,987, increasing just over $222,000 from the corresponding period in 1996. For the quarter ended September 30, 1997, Partnership expenses amounted to $1,998,636, increasing by $116,000 from the 1996 quarter amount. For the first nine months of 1997, an increase in property operations expenditures in excess of $187,000 resulted due to increased repairs and maintenance work being done at several of the residential complexes in the Partnership. A decrease in contracted service expenses was also noted at all of the residential complexes in the Partnership. Management continues to stress the importance of the physical appearance of the properties as a means of improving occupancy. As a result, property management is concentrating heavily on improving both the exterior of the complexes as well as the interior through the installation of new carpets and appliances, fresh coats of paint, etc. The increase in these expenses is expected to continue through the end of 1997 as improvements are continuing and completed at the properties. There was a slight increase of approximately $24,000 in total administrative expenses when comparing the nine month periods ended September 30, 1997 and 1996. This increase is primarily the result of increased legal costs for The Fountains Apartments resulting from an increased number of evictions; bad debts at this complex increased by approximately 60% when comparing the first nine months of 1997 and 1996. A large increase in amortization expense was also noted. This increase was the result of new financing obtained during 1997 on all of the residential complexes in the Partnership; the new financing led to the write-off of the majority of the previously capitalized mortgage acquisition costs totaling approximately $200,000.

----------------------------------

For the nine month period ended September 30, 1997, the Inducon East Joint Venture generated a net loss of $296,897 versus a net loss of $250,217 for the nine months ended September 30, 1996. This jump was primarily due to increases in administrative expenses resulting from higher management fees and an increase in service charges incurred.

The Inducon East Phase III Joint Venture generated a net loss of $14,497 for the nine month period ended September 30, 1997 with $13,772 being allocated to the Partnership. Net income for the joint venture for the nine month period ended September 30, 1996 amounted to $9,163. Increases in payroll and associates costs and repairs and maintenance caused the large increase in property operations expenses, while increased management fees due to higher occupancy resulted in an increase in administrative costs when comparing the nine months ended September 30, 1997 and 1996.

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



By:   /s/Joseph M. Jayson                       November 12, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       November 12, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  November 12, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary