Form 10-K405
period 1997-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 1998-04-16
CIK 790067

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                           For the Fiscal Year Ended December 31, 1997

         ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES  AND EXCHANGE ACT OF 1934.  (NO FEE
                  REQUIRED)

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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --    --


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

                                     PART I
                                     ------

ITEM 1: BUSINESS
------- --------

         The Registrant, Realmark Property Investors Limited Partnership-V (the "Partnership"), is a Delaware limited partnership organized in 1986, pursuant to an Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), under the Revised Delaware Uniform Limited Partnership Act. The Partnership's general partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M. Jayson (the "Individual General Partner").

         The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on July 14, 1986, and concluded the offering on October 31, 1987, having raised a total of $20,999,800 before deducting sales commissions and expenses of the offering.

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. As of December 31, 1997, the Partnership owned one (1) 205 unit apartment complex in Louisville, KY, one (1) 65,334 square foot office/warehouse building in Nashville, Tennessee, one (1) 115,021 square foot office complex in Durham, North Carolina, and two (2) office/warehouse complexes in Amherst, New York, totaling 196,500 square feet.

         In November 1997, the Partnership acquired an additional 50% interest in Inducon East and Inducon East Phase III through a buyout of the other joint venturer. At December 31, 1997, the Partnership owned 100% of the properties.

         In December 1997, the Partnership sold Williamsburg North, Fountains, O'Hara, Wayne Estates and Jackson Park to an affiliate of the General Partners. These properties were apartment complexes with a total of 767 units. The sale of these properties generated a gain for financial statement purposes of $5,009,787 for the year ended December 31, 1997.

         The business of the Partnership is not seasonal. As of December 31, 1997, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1997 were employees of the Corporate General Partner or its affiliates.

         The Partnership's objectives are to (1) provide a return of capital plus capital gains from the sale of appreciated properties; (2) provide partners with cash distributions until properties are sold; (3) preserve and protect partners' capital and (4) achieve a build-up of equity through the reduction of mortgage loans.


         The occupancy for each complex as of December 31, 1997, 1996 and 1995 was as follows:

                                       1997             1996             1995
                                       ----             ----             ----

Williamsburg North                       -              88%              92%
Fountains                                -              89%              97%
Camelot                                98%              97%              98%
O'Hara                                   -              92%              95%
Wayne Estates                            -              93%              96%
Jackson Park                             -              97%              99%
The Paddock                            86%              89%             100%
Commercial Park West                  100%              99%              98%
Inducon East                           89%                -                -
Inducon East Phase III                100%                -                -

         The percentage of total Partnership revenue generated from each complex as of December 31, 1997, 1996 and 1995 was as follows:

                                        1997             1996           1995
                                        ----             ----           ----

Williamsburg North                       12%              14%            14%
Fountains                                15%              17%            17%
Camelot                                  18%              18%            18%
O'Hara                                    7%               7%             7%
Wayne Estates                            11%              12%            12%
Jackson Park                              7%               8%             8%
The Paddock                               6%               5%             5%
Commercial Park West                     20%              19%            19%
Inducon East                              3%               -               -
Inducon East Phase III                    1%               -               -



ITEM 2: PROPERTIES
------- ----------

The following is a list of properties owned by the Partnership at December 31, 1997:

Property Name
-------------
  and Location                      General Character of Property                                Purchase Date
--------------                      -----------------------------                                -------------

Camelot East Apts.                  Apartment complex; 23 buildings on 6 acres;                  May 1988
  Louisville, KY                    205 units. The outstanding mortgage balance
                                    at December 31, 1997 was $4,896,290
                                    providing for annual principal and interest
                                    payments of approximately $408,000 including
                                    interest at 7.4%. The mortgage matures
                                    November 2027.

The Paddock Building                Office/Warehouse Building; 65,334 square                     May 1987
  Nashville, TN                     feet.  The property is currently managed by
                                    an unrelated third party. Realmark
                                    Corporation, an affiliate of the Corporate
                                    General Partner, closely monitors the
                                    operations. The outstanding mortgage balance
                                    at December 31, 1997 was $1,615,870. The
                                    mortgage provides for monthly principal and
                                    interest payments of $18,301 including
                                    interest at 8.75% and matures June 1998. In
                                    addition, a $180,000 demand note is
                                    outstanding with monthly interest payments
                                    of $1,500 at a rate of 10%.

ITEM 2: PROPERTIES (Con't.)
------- -------------------

Property Name
-------------
   and Location                     General Character of Property                                Purchase Date
---------------                     -----------------------------                                -------------

Commercial Park West                Office complex; 3 buildings totaling                         June 1991
  Durham, NC                        115,021 square feet.  The property is
                                    managed by an unrelated third party, with
                                    Realmark Corporation, an affiliate of the
                                    Corporate General Partner, closely
                                    monitoring the operations. The outstanding
                                    mortgage balance at December 31, 1997 was
                                    $4,826,425 providing for monthly principal
                                    and interest payments of $43,001 including
                                    interest at 10%. The mortgage matures June
                                    2001.

Inducon East                        Office/warehouse complex; 6 buildings on                     April 1987
  Amherst, NY                       15 acres; approximately 150,000 sq. ft of
                                    rentable space. There are three bonds
                                    payable outstanding in the amounts of
                                    $2,874,507, $671,139, and $2,920,000 at
                                    December 31, 1997 with interest at 10.25%,
                                    10.25% and 9.45%, respectively. These bonds
                                    mature November 1999, November 1999 and
                                    December 1999, respectively.

Inducon East Phase III              The development consists of two buildings totaling           September 1992
   Amherst, NY                      46,500 sq. ft.  There are total demand
                                    notes outstanding of $523,433 at December
                                    31, 1997, providing for monthly principal
                                    and interest payments of $14,888 at a rate
                                    of prime plus 1.5% (10% at December 31,
                                    1997).

ITEM 3: LEGAL PROCEEDINGS
------- -----------------

         The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------- ----------------------------------------------------

         On November 4, 1997 the Partnership issued a Consent Solicitation Statement to the limited partners to request consent for the sale of five residential properties to U.S. Apartments LLC, an affiliate of the General Partners.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST.
------- --------------------------------------------------------------

         There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

         There were no Partnership distributions for the years ended December 31, 1997, 1996 or 1995. As discussed in Note 14, distributions of approximately $3,591,000 were made to the partners in the first quarter of 1998.

         As of December 31, 1997, there were 2,264 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA

                                                  Realmark Properties Investors Limited Partnership-V
                                                  ---------------------------------------------------

                                    Year Ended           Year Ended           Year Ended           Year Ended        Year Ended
                                   Dec. 31, 1997        Dec. 31, 1996        Dec. 31, 1995         Dec. 31, 1994     Dec. 31, 1993
                                 -----------------    -----------------    -----------------     ----------------  ----------------
Total assets                      $    25,243,111      $    26,050,643      $    27,477,303       $   29,432,301    $   29,925,512
                                 =================    =================    =================     ================  ================

Notes payable and
  long-term obligations           $    18,507,664      $    21,337,592      $    21,606,473       $   21,918,069    $   21,165,091
                                 =================    =================    =================     ================  ================

-----------------------------------------------------------------------------------------------------------------------------------

Revenue                           $     7,068,782      $     7,012,767      $     7,213,894       $    6,799,739    $    6,309,766

Expenses                                9,151,387            7,919,987            8,782,511            7,745,256         7,115,460
                                 -----------------    -----------------    -----------------     ----------------  ----------------

Loss before allocated
  loss from joint ventures and
  gain on sale of properties           (2,082,605)            (907,220)          (1,568,617)            (945,517)         (805,694)

Loss from Joint Ventures                 (625,953)            (354,921)            (394,263)            (338,372)         (280,969)

Gain on sale of properties              5,009,787                    -                    -                    -                 -
                                 -----------------    -----------------    -----------------     ----------------  ----------------

Net income (loss)                 $     2,301,229      $    (1,262,141)     $    (1,962,880)      $   (1,283,889)   $   (1,086,663)
                                 =================    =================    =================     ================  ================

-----------------------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided
  by operating activities         $    (1,179,623)     $       733,884      $       360,672       $       81,380    $      689,790

Principal payments on
  mortgages                              (270,610)            (268,881)            (311,596)          (1,412,022)         (275,568)

Proceeds from refinancing              19,310,000                    -                    -            8,250,000                 -

Principal payments at
  refinancing                         (14,563,042)                   -                    -           (6,085,000)                -
                                 -----------------    -----------------    -----------------     ----------------  ----------------


Net cash (used in) provided
  by operating activities
  plus proceeds less
  principal payments on
  long-term debt                  $     3,296,725      $       465,003      $        49,076       $      834,358    $      414,222
                                 =================    =================    =================     ================  ================

-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) per limited
  partnership unit                $         99.31      $        (58.29)     $        (90.65)      $       (59.30)   $       (50.19)
                                 =================    =================    =================     ================  ================

Distributions per limited
  partnership unit                $         -          $         -          $         -           $         5.00    $      18.7500
                                 =================    =================    =================     ================  ================

Weighted average number
  of limited partnership
  units outstanding                      21,002.8             21,002.8             21,002.8             21,002.8          21,002.8
                                 =================    =================    =================     ================  ================

-----------------------------------------------------------------------------------------------------------------------------------


      Entity Receiving                      Type of
        Compensation                      Compensation                      1997            1996             1995
        ------------                      ------------                      ----            ----             ----
US Capital Corp.                  Loan placement fees                $      234,500     $        -       $    18,311
                                                                    ----------------   -------------    -------------
(An affiliate of the
General Partners)

Realmark Properties, Inc.
(The Corporate
General Partner)                  Reimbursement for
                                  allocated partnership
                                  administration expenses:
                                    Investor Services Fees                   14,261          12,699           10,116
                                    Brokerage                                51,765          34,571           22,255
                                    Portfolio Management
                                      & Accounting Fees                     269,171         271,526          501,531

                                  Partnership Mgmt. Fees                     30,600          56,100           31,969

Realmark Corporation              Property Management Fees                  333,322         365,877          492,487
                                  Computer Service Fees                      20,842          20,592           20,592
                                                                    ----------------   -------------    -------------
                                                                            719,961         761,365        1,078,950
                                                                    ----------------   -------------    -------------

                                  Total                              $      954,461    $    761,365      $ 1,097,261
                                                                    ================   =============    =============


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------  -----------------------------------------------------------------------
        OF OPERATIONS.
        -------------

Liquidity and Capital Resources:
-------------------------------

         The Partnership continues to maintain sufficient cash to enable it to not only fund current operations, but also to provide for future capital improvements. The Partnership made no distributions during 1997. Management hopes to make additional distributions (i.e. in addition to those made from the sale of the five residential properties) in the coming year once the capital improvement work scheduled at the properties is either completed or the full costs may be measured. Additionally, management is aware that the mortgage on the Paddock Office/Warehouse Building matures in June 1998, and is currently requesting an extension of this mortgage with the lender until alternative financing may be obtained or a sale of the property is completed.

         During November of 1997, the Partnership acquired 100% interest in Inducon East and Inducon East Phase III. Prior to this time, the Partnership had a 50% interest in each of these commercial properties. These properties began to be consolidated in the Partnership's financial statements in November 1997. The properties' financial statements are presented for informational purposes in
Note 9 to these financial statements.

         On November 4, 1997, a consent solicitation statement was sent to all Limited Partners of this Partnership. The offering was for the purchase of five of the residential complexes in the Partnership: Williamsburg North Apartments, The Fountains Apartments, O'Hara Apartments, Wayne Estates Apartments, and Jackson Park Apartments. The price offered in the document for the properties, including the proceeds from the sale and distributions from other sources, was $16,107,000 or approximately $171 per Limited Partnership unit. The purchaser is an affiliate by common ownership of the General Partners. Consent under the offering was received and the sale was finalized on December 5, 1997. The sale resulted in a gain of $5,009,787. A distribution of a portion of the proceeds from the sale of approximately $3,591,000 was made during the first quarter of 1998.

         During 1997 and prior to the sale previously discussed, the Partnership successfully refinanced all of the residential complexes in the Partnership. The result was additional cash provided by the new financing and significantly lower interest rates. With the only residential complex remaining in the Partnership being Camelot East Apartments located in Louisville, Kentucky, management feels that the new financing will allow it to continue to complete the capital improvements necessary at the property. Escrow accounts were set up as part of the new mortgages; these accounts were to be used to cover the costs of the improvements necessary. Although the release of escrowed funds for Camelot East is not immediate due to administrative filing requirements under the mortgage/escrow agreement, cash from operations is initially needed to pay for the improvements.


         Management continues to search for buyers for the remaining properties in the Partnership as this is deemed to be in the best interests of the Limited Partners. A contract for the sale of Camelot East Apartments was signed during 1997, but subsequently expired during October 1997.

         The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------- ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
        ------------------------------------------------------

Liquidity and Capital Resources:
--------------------------------

         The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has confirmed with its software providers that all software currently in use is either "2000 compliant" or will be with little adaptation and at no significant cost.

Results of Operations:
----------------------

         For the year ended December 31, 1997, the Partnership reported net income of $2,301,229 or $99.31 per limited partnership unit. The income was the result of a large gain from the sale of five residential apartment complexes. The gain reported from the sale was $5,009,787; without considering the gain, the Partnership incurred a net loss of $2,708,558. This is a significant increase from the year ended December 31, 1996 when the loss incurred totaled $1,262,141 or $58.29 per limited partnership unit, and the same is true when compared to the loss which resulted in 1995 totaling $1,962,880 or $90.65 per limited partnership unit.

         Partnership revenues for the year ended December 31, 1997 totaled $7,068,782, consisting of rental income of $6,685,019 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $383,763. There was a slight increase in rental revenue from that of the previous year when total rental income amounted to $6,661,327; both years were less when compared to 1995 when rental revenue totaled $6,826,595. For the months prior to the sale, the Partnership experienced some decreases in occupancies at several of the five complexes which were sold during 1997. Occupancy continued the decline it began in 1996 at The Paddock, which was 100%

occupied as of December 31, 1995. Commercial Park West and Camelot East were once again the stronger performers during 1997 due to high occupancies and strong cash collections. Other income increased slightly from the year ended December 31, 1996, yet remained very close to that which was reported in 1995. The increase amounted to approximately $32,000 or 9%. The increase between 1996 and 1997 can primarily be attributed to increased security deposit forfeitures at Wayne Estates, Jackson Park, O'Hara Apartments and The Fountains (all prior to the sale), as well as increased late charges reported at The Fountains, O'Hara Apartments, Williamsburg North Apartments and Wayne Estates (also prior to the sale). Camelot East Apartments also reported increased security deposit forfeitures and late charges for the year ended December 31, 1997 as compared to those of 1996.

         Partnership expenses for the year ended December 31, 1997 totaled $9,151,387, a considerable increase over the expenses of the years ended December 31, 1996 and 1995 which were $7,919,987 and $8,782,511, respectively. The increase can be attributed to a significant increase in depreciation and amortization expense, as well as a substantial increase in administrative expenses. Additional amortization expense in 1997 was the result of new financing obtained during the year on all of the residential complexes in the Partnership and the sale of the five properties as discussed above. The new financing and sale led to the write-off of the majority of the previously capitalized mortgage acquisition costs. The write-off of such costs amounted to approximately $1,000,000.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------- ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
        ------------------------------------------------------

Results of Operations (Con't.):
-------------------------------

         Administrative expenses increased due to increased legal expenses at virtually all of the properties in the Partnership. The increase in legal expenses was the result of higher eviction costs and volume at many of the residential complexes. There was also slight increases noted in advertising and promotion expenses and finance charges at several of the properties. The decrease in administrative fees paid to affiliates of approximately $41,000 or 5.4% is on account of lower management fees due to an affiliate of the General Partner(s) resulting from the decreased occupancies and higher bad debts at several complexes. A decrease in accounting and portfolio expenses was also a contributing factor to the decline in administrative costs paid to affiliates.

         Property operations costs increased from 1996 to 1997 by over $331,000, yet were $202,278 lower than those incurred for the year ended December 31, 1995. The increase over those operations expenses of the previous year was the result of increased payroll and associated expenses, as well as due to the considerable amounts of capital improvements and repair work done at the properties in this partnership. Such work was necessary due to the properties'

age. All residential complexes did a significant amount of interior and exterior painting and appliance and carpet replacement. The increase in payroll was similarly the result of more repair and maintenance work being done at the properties. Management has hired on-site personnel to perform this work as opposed to hiring outside contractors who typically would cost much more. Other operations expenses which increased include utility costs. On a positive note, decreases were seen in insurance expense at all properties, while most properties likewise benefited from decreased real estate taxes; Williamsburg North Apartments saw the largest decrease of the properties in real estate taxes (over $14,000). Both The Fountains Apartments and The Paddock Warehouse/Office Building, however, incurred increased real estate tax expenses during 1997 as compared to those of the two previous years. Management is continually looking for new ways to save on expenses at the properties; as an example, utility costs are "regularly" measured, and cost-savings ideas are implemented wherever possible and practical. Insurance costs are also reviewed regularly, as are real estate taxes with appeals being filed as deemed practical.

         The Partnership expects to continue to incur slightly higher property operations expenses at Camelot East Apartments in the coming year due to the costs associated with preparing the residential units for new tenants (i.e. cleaning, painting, appliance and carpeting costs). Although this work is necessary in order to increase rental revenue(s) generated, management continues to keep in mind that expenditures must be closely monitored so as not to hurt the cash flow from operations of the Partnership.

         Inducon East generated a net loss of $498,894 for the year ended December 31, 1997 as compared to the loss which resulted in the years ended December 31, 1996 and 1995 of $328,299 and $439,442, respectively. In November 1997, the Partnership acquired an additional 50% interest in Inducon East through a buyout of the other joint venturer. At December 31, 1997, the Partnership owned 100% of the properties. For the year ended December 31, 1997, the loss from Inducon East was allocated $479,068 to the Partnership and $19,826 to the other venturer. The other joint venturer was allocated a portion of the loss through the date of the buyout.

         Inducon East Phase III Joint Venture generated net income of $29,050 for the year ended December 31, 1997 as compared to the loss which resulted in the year ended December 31, 1996 of $45,302 and the income reported in 1995 of $24,428. In November 1997, the Partnership acquired an additional 50% interest in Inducon East through a buyout of the other joint venturer. At December 31, 1997, the Partnership owned 100% of the properties. For the year ended December 31, 1997, income from Inducon East Phase III was allocated $29,904 to the Partnership and a loss of $854 to the other venturer. The other joint venturer was allocated a portion of the loss through the date of the buyout.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------- ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
        ------------------------------------------------------

Results of Operations (Con't.):
-------------------------------

         For the year ended December 31, 1997, the tax basis income was $1,461,448 or $67.50 per limited partnership unit compared to a tax loss of $721,465 or $33.32 per unit for the year ended December 31, 1996 and a tax loss of $1,412,223 or $65.22 per limited partnership unit for the year ended December 31, 1995.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------- --------------------------------------------

         Listed under Item 14 of the report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        ---------------------

         None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------- ---------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1998, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 59, is Chairman and Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is President and Director of Realmark Corporation and Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been engaged in real estate business for the last 35 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 35 years been engaged in various aspects of real estate brokerage investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967, left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed, or participated in various ways, in forming over 30 real estate related limited partnerships. For the past seventeen years, Mr. Jayson and J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. (Con't.)
-------- ------------------------------------------------------------

         Judith P. Jayson, age 58, is currently Vice-President and Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 36 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

         Michael J. Colmerauer, 39, is Secretary and in-house legal counsel for J.M. Jayson & Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 14 years.

ITEM 11: EXECUTIVE COMPENSATION.
-------- -----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for its fiscal years ended December 31, 1997, 1996 or 1995; nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 1997, 1996 or 1995.

         The following table sets forth for the years ended December 31, 1997, 1996 and 1995 the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:

ITEM 11: EXECUTIVE COMPENSATION. (Con't.)
-------- --------------------------------

         The Corporate General Partner is entitled to a continuing Partnership Management Fee equal to 7% of net cash flow as defined in the Partnership Agreement. This fee totaled $30,600 for the year ended December 31, 1997. No such fees were paid in the years ended December 31, 1996 and 1995. The General Partners are also entitled to 3% of Distributable Cash, as defined in the Partnership Agreement (no such amounts were distributed for the years ended December 31, 1997, 1996 and 1995) and to certain expense reimbursements with respect to Partnership operations.

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

         Since the conditions described above have not been met, no disposition fee was paid or accrued on the March 1990 sale of Pelham East or on the five properties sold in 1997 as described in Note 3.

         The General Partners may also be entitled to 13% of any remaining sale or refinancing proceeds after payments to the Limited Partners pursuant to the terms outlined in the Partnership Agreement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------- ---------------------------------------------------------------

         No person owns of record or beneficially more than five percent (5%) of the units of Limited Partnership Interest of the Partnership. The General Partners, as of December 31, 1997, owned three (3) units of Limited Partnership Interest.

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

         As discussed in Note 3, the Partnership sold five residential properties to U.S. Apartments LLC, a wholly-owned affiliate of the General Partners, in December 1997.

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
-------- ------------------------------------------------------------------

         (a) Financial Statements and Schedules.

                  FINANCIAL STATEMENTS                                                           PAGE
                  --------------------                                                           ----

                  (i)      Independent Auditors' Report                                             15

                  (ii)     Balance Sheets at December 31, 1997 and 1996                             16

                  (iii)    Statements of Operations for the years ended
                             December 31, 1997, 1996 and 1995                                       17

                  (iv)     Statements of Partners' Capital (Deficit) for the
                             years ended December 31, 1997, 1996 and 1995                           18

                  (v)      Statements of Cash Flows for the years ended
                             December 31, 1997, 1996 and 1995                                       19

                  (vi)     Notes to Financial Statements                                         20 - 37

                  FINANCIAL STATEMENT SCHEDULE
                  ----------------------------

                  (i)      Schedule III - Real Estate and Accumulated Depreciation               38 - 39

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

         (b) Reports on Form 8-K

         Form 8-K, dated December 5, 1997, reporting in Item 2, the disposition of certain properties and in Item 7, proforma financial information as of September 30, 1997, incorporated herein by reference.

         (c) Exhibits

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

                           (b) Partnership Agreement included with the Registration Statement of the Registrant as filed and amended to date, incorporated herein by reference.

                           (c) Joint Venture Agreements as filed and amended to date, incorporated herein by reference.

PAGI

INDEPENDENT AUDITORS' REPORT

The Partners
Realmark Property Investors Limited Partnership-V

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership-V as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedules are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-V at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                               /s/ Deloitte & Touche L.L.P.

April 7, 1998

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
               -------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 1997 AND 1996
                           --------------------------


Assets                                                                                        1997                   1996
                                                                                        -----------------      -----------------

Property, at cost:
  Land                                                                                       $ 2,435,519            $ 2,221,900
  Buildings                                                                                   25,722,116             29,491,904
  Furniture, fixtures and equipment                                                              512,500              2,430,000
                                                                                        -----------------      -----------------
                                                                                              28,670,135             34,143,804
  Less accumulated depreciation                                                                9,010,190             12,087,478
                                                                                        -----------------      -----------------
      Property, net                                                                           19,659,945             22,056,326

Investments in real estate joint ventures                                                              -              1,939,576

Investment in land                                                                               397,946                373,282

Cash                                                                                           2,165,489                665,373
Investments in mutual funds                                                                    1,695,559                      -
Accounts receivable, net of allowance for doubtful accounts of
  $140,390 and $541,099 in 1997 and 1996, respectively                                           202,412                 19,588
Accounts receivable - affiliates                                                                       -                152,601
Mortgage escrow                                                                                  356,953                483,107
Mortgage costs, net of accumulated amortization
  of $566,754 and $364,296 in 1997 and 1996, respectively                                        421,663                230,581
Other assets                                                                                     343,144                130,209
                                                                                        -----------------      -----------------

           Total Assets                                                                     $ 25,243,111           $ 26,050,643
                                                                                        =================      =================


Liabilities and Partners' Capital

Liabilities:
  Mortgages and note payable                                                                $ 18,507,664           $ 21,337,592
  Accounts payable and accrued expenses                                                          723,160                874,387
  Interest payable                                                                               159,020                177,135
  Security deposits and prepaid rents                                                            257,485                366,976
                                                                                        -----------------      -----------------
           Total Liabilities                                                                  19,647,329             22,756,090
                                                                                        -----------------      -----------------



Partners' capital (deficit):
  General partners                                                                              (244,064)              (459,529)
  Limited partners                                                                             5,839,846              3,754,082
                                                                                        -----------------      -----------------
           Total Partners' Capital                                                             5,595,782              3,294,553
                                                                                        -----------------      -----------------

           Total Liabilities and Partners' Capital                                          $ 25,243,111           $ 26,050,643
                                                                                        =================      =================


                       See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------


                                                                        1997                  1996                 1995
                                                                   ----------------      ----------------     ----------------

Income:
  Rental                                                               $ 6,685,019           $ 6,661,327          $ 6,826,595
  Interest and other                                                       383,763               351,440              387,299
                                                                   ----------------      ----------------     ----------------
  Total income                                                           7,068,782             7,012,767            7,213,894
                                                                   ----------------      ----------------     ----------------

Expenses:
  Property operations                                                    3,326,437             2,994,570            3,528,715
  Interest                                                               2,149,177             2,160,419            2,153,643
  Depreciation and amortization                                          2,251,774             1,533,249            1,545,222
  Administrative:
    Paid to affiliates                                                     719,961               761,365            1,078,950
    Other                                                                  704,038               470,384              475,981
                                                                   ----------------      ----------------     ----------------
  Total expenses                                                         9,151,387             7,919,987            8,782,511
                                                                   ----------------      ----------------     ----------------

Loss before allocated loss from joint ventures and
    gain on sale of properties                                          (2,082,605)             (907,220)          (1,568,617)

Allocated loss from joint ventures                                        (625,953)             (354,921)            (394,263)

Gain on sale of properties                                               5,009,787                     -                    -
                                                                   ----------------      ----------------     ----------------


Net income (loss)                                                      $ 2,301,229          $ (1,262,141)        $ (1,962,880)
                                                                   ================      ================     ================

Income (loss) per limited partnership unit                         $         99.31       $        (58.29)   $          (90.65)
                                                                   ================      ================     ================


Distributions per limited partnership unit                         $          -          $          -         $          -
                                                                   ================      ================     ================

Weighted average number of limited partnership
  units outstanding                                                       21,002.8              21,002.8             21,002.8
                                                                   ================      ================     ================



                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                    -----------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------



                                                                           General                 Limited Partners
                                                                           Partners         ---------------------------------
                                                                            Amount             Units              Amount
                                                                            ------             -----              ------

Balance, January 1, 1995                                                   $ (362,779)           21,002.8         $ 6,882,353

Net loss                                                                      (58,886)              -              (1,903,994)
                                                                         -------------       ------------      ---------------

Balance, December 31, 1995                                                   (421,665)           21,002.8           4,978,359

Net loss                                                                      (37,864)              -              (1,224,277)
                                                                         -------------      ------------      ---------------

Balance, December 31, 1996                                                   (459,529)           21,002.8           3,754,082

Net income                                                                    215,465               -               2,085,764
                                                                         -------------       ------------      ---------------

Balance, December 31, 1997                                                 $ (244,064)           21,002.8         $ 5,839,846
                                                                         =============       ============      ===============






                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------

                                                                         1997                  1996                 1995
                                                                    ----------------      ----------------     ----------------
Cash Flows from operating activities:
  Net income (loss)                                                     $ 2,301,229          $ (1,262,141)        $ (1,962,880)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                         2,251,774             1,533,249            1,545,222
    Net loss from joint ventures                                            625,953               354,921              394,263
    Gain on sale of properties                                           (5,009,787)                    -                    -
  Changes in operating assets and liabilities:
    Accounts receivable                                                     (94,691)               32,008               63,131
    Other assets                                                            (94,903)              (28,516)               1,458
    Accounts payable and accrued expenses                                  (801,974)              104,956              338,081
    Interest payable                                                       (169,523)               (2,383)              (2,079)
    Security deposits and prepaid rents                                    (187,701)                1,790              (16,524)
                                                                    ----------------      ----------------     ----------------
Net cash (used in) provided by operating activities                      (1,179,623)              733,884              360,672
                                                                    ----------------      ----------------     ----------------

Cash flows from investing activities:

  Investments in mutual funds                                            (1,695,559)                    -                    -
  Decrease (increase)  in accounts receivable - affiliates                  135,988                (4,755)               1,087
  Decrease in mortgage escrow deposits                                      126,154                91,470               42,261
  Property acquisitions                                                    (571,010)             (300,454)             (83,610)
  Investments in land                                                       (24,664)                    -                    -
  Buyout of investment in joint venture                                     (80,000)                    -                    -
  Proceeds from note receivable                                                   -                     -              250,000
  Proceeds from dispositions of properties                                 1,491,340                    -                    -
                                                                    ----------------      ----------------     ----------------
Net cash (used in) provided by investing activities                        (617,751)             (213,739)             209,738
                                                                    ----------------      ----------------     ----------------


Cash flows from financing activities:
  Principal payments on mortgages                                          (270,610)             (268,881)            (311,596)
  Principal payments upon refinancing                                   (14,563,042)                    -                    -
  Mortgage costs related to refinancing                                  (1,178,858)              (39,774)             (31,144)
  Mortgage proceeds from refinancing                                     19,310,000                     -                    -
                                                                    ----------------      ----------------     ----------------
Net cash provided by (used in) financing activities                       3,297,490              (308,655)            (342,740)
                                                                    ----------------      ----------------     ----------------

Net increase in cash                                                      1,500,116               211,490              227,670

Cash - beginning of year                                                    665,373               453,883              226,213
                                                                    ----------------      ----------------     ----------------

Cash - end of year                                                      $ 2,165,489             $ 665,373            $ 453,883
                                                                    ================      ================     ================

                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------

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

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                   (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------

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

         (b) Property and Depreciation
             -------------------------

         Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets and totaled $1,094,232, $1,397,696 and $1,419,825 for the years ended December 31, 1997, 1996 and 1995, respectively. The estimated useful lives of the Partnership's assets range from 5 to 25 years. Expenditures for maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. The Accelerated Cost Recovery System and Modified Accelerated Cost Recovery System are used to calculate depreciation expense for tax purposes.

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

         (e) Cash
             ----

         For purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; and cash in savings.


         (f) Mortgage Costs
             --------------

         Mortgage costs incurred in obtaining property mortgage financing have been deferred and are being amortized over the terms of the respective mortgages.

         (g) Investments in Mutual Funds
             ---------------------------

         The investments in mutual funds are stated at fair value, which approximates cost, at December 31, 1997.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                   (Continued)

3. ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY:
---------------------------------------------------

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

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                   (Continued)

3. ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY (Con't.):
------------------------------------------------------------

         In June 1991, the Partnership acquired a 115,021 square foot office complex (Commercial Park West) located in Durham, North Carolina, for a purchase price of $5,773,633, which included $273,663 in acquisition fees.

         In September 1992, Inducon East Phase III Joint Venture (the "Phase III Venture") was formed pursuant to an agreement between the Partnership and Inducon Corporation. Each held a 50% interest in the Phase III Venture. The Phase III Venture developed two buildings totaling approximately 46,500 square feet on 4.2 acres of land in Amherst, New York.

         In November 1997, the Partnership acquired an additional 50% interest in Inducon East and Inducon East Phase III through a buyout of the other joint venturers. At December 31, 1997, the Partnership owned 100% of the properties.

         In December 1997, the Partnership sold Williamsburg North, the Fountains, O'Hara, Wayne Estates and Jackson Park for a total purchase price of $16,107,000, which generated a net gain for financial statement purposes of $5,009,787. The properties were sold to U.S. Apartments LLC, a wholly-owned affiliate of Joseph M. Jayson, Individual General Partner.

         In June 1997, the Partnership entered into a plan to dispose of the property, plant and equipment of Camelot East with a carrying amount of $3,825,407 at December 31, 1997. Management had determined that a sale of the property was in the best interests of the limited partners. An agreement was signed with a potential buyer for the purchase of the property. The agreement expired in October 1997. No additional agreements have been signed.


         Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the year ended December 31, 1997 totaled approximately $55,000 for Camelot East Apartments. Depreciation expense not recorded during the disposal period for the five properties sold to U.S. Apartments LLC totaled approximately $281,000.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------

                                   (Continued)

4. RELATED PARTY TRANSACTIONS:
------------------------------

         The corporate general partner and its affiliates earned the following fees and commissions as provided for in the partnership agreement for the years ended December 31, 1997, 1996 and 1995:


                                                                  1997         1996         1995
                                                               ----------   ----------   ----------

Loan placement fees equal to 1% of loan balance
  at time service is rendered                                  $  234,500   $     --     $   18,311
                                                               ----------   ----------   ----------

Partnership management fee - equal to 7% of the
net cash flow of the partnership as defined in the
partnership agreement                                              30,600       56,100       31,969

Reimbursement for allocated administrative expenses of the
corporate general partner including payroll, legal, rent,
depreciation, printing, audit, travel and communications
related to partnership accounting, partner communications
and property marketing                                            335,197      318,796      533,902

Computer service charges based on number of
apartment units                                                    20,842       20,592       20,592

Property management fees computed at 3 - 6% of gross monthly
rental receipts on properties managed                             333,322      365,877      492,487
                                                               ----------   ----------   ----------

                                                                  719,961      761,365    1,078,950
                                                               ----------   ----------   ----------

                                                               $  954,461   $  761,365   $1,097,261
                                                               ==========   ==========   ==========

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                   (Continued)

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


         The General Partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 2.75% of the sales price. The property disposition fee is subordinate to payments to the Limited Partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the Limited Partners of an amount equal to their original capital contributions. Since these conditions described above have not been met, no disposition fees were paid or accrued on the March 1990 sale of Pelham East or on the five properties sold in 1997 as described in Note 3..

         Accounts receivable - affiliates totaled $152,601 as of December 31, 1996.

5. INVESTMENT IN LAND:
   -------------------

         The Partnership owns approximately 96 acres of vacant land in Amherst, New York. The investment totaled $397,946 and $373,282 as of December 31, 1997 and 1996, respectively. The balance as of December 31, 1997 approximates the investment's fair value.

6. MORTGAGES AND NOTE PAYABLE:
   ---------------------------

         The Partnership has the following mortgages and notes payable:

The Paddock Building
--------------------

         An 8.75% mortgage with a balance of $1,615,870 and $1,690,505 at December 31, 1997 and 1996, respectively, which provides for annual principal and interest payments of $219,612 payable in equal monthly installments with a final payment of $1,589,511 due in June 1998. Also, a 10% demand note payable with a balance of $180,000 as of December 31, 1997 and 1996, providing for monthly interest payments of $1,500.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                   (Continued)

6. MORTGAGES AND NOTES PAYABLE (Con't.):
   -------------------------------------

The Williamsburg North Apartments
---------------------------------

         The property's mortgage outstanding of $1,846,372 at December 31, 1996 was refinanced during 1997. The mortgage was assumed by the buyer when the property was sold in December 1997.

The Fountains Apartments
------------------------

         The property's mortgage outstanding of $3,454,767 at December 31, 1996 was refinanced during 1997. The mortgage was assumed by the buyer when the property was sold in December 1997.

Camelot East Apartments, O'Hara Apartments, Wayne Estates Apartments
--------------------------------------------------------------------

         The mortgage allocated to these complexes totaled $8,070,319 at December 31, 1996. The mortgage was refinanced during 1997 into three separate mortgages. The mortgages on O'Hara Apartments and Wayne Estates Apartments were assumed by the buyer when the properties were sold in December 1997.

         Camelot East Apartments' mortgage had an outstanding balance of $4,896,290 at December 31, 1997 providing for annual principal and interest payments of approximately $408,000 including interest at 7.4%. The mortgage matures November 2027.

Jackson Park
------------

         The property's mortgage outstanding of $1,237,578 at December 31, 1996 was refinanced during 1997. The mortgage was assumed by the buyer when the property was sold in December 1997.

Commercial Park West
--------------------

         A mortgage with a balance of $4,826,425 and $4,858,051 at December 31, 1997 and 1996, respectively. The mortgage provided for annual principal and interest payments through June 1996 at a rate of 9.25%. On July 1, 1996, interest changed to 10%, with annual principal and interest payments of $516,012 payable in equal monthly installments. The remaining balance is due June 2001.

Inducon East
------------

         The construction of the property's buildings were financed through proceeds of $3,200,000 and $750,000, 10.25% revenue bonds issued by the Town of Amherst Industrial Development Agency, both payable through November 1999. The principal balance due on the bonds at December 31, 1997 was $2,874,507 and $671,139, respectively. The principal balances at December 31, 1996 were $2,931,564 and $684,859, respectively. Collateral on the bonds is the property, an assignment of leases and subleases, a security interest in machinery and equipment, and a conditional guarantee.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                   (Continued)

6. MORTGAGES AND NOTES PAYABLE (Con't.):
   -------------------------------------

Inducon East (Con't.)
--------------------

         Additional financing was obtained through proceeds of a $3,200,000, 9.45% bond issued by the Town of Amherst Industrial Development Agency, payable though December 1999. The principal balance due on the bond at December 31, 1997 and 1996 was $2,920,000 and $2,975,000, respectively. Collateral is the property and an assignment of rents.

         The bonds payable are also secured by a letter of credit with the Home & City Savings Bank of Albany.

Inducon East Phase III
----------------------

         Construction was financed through $750,000 demand loans. In the absence of such a demand, the terms of the loans require monthly principal and interest payments of $14,888 at a rate of prime plus 1.5% (10% at December 31, 1997) with a five year amortization. The loans are collateralized by the building. Draws on the loans totaled $523,433 and $622,077 at December 31, 1997 and 1996, respectively.

The mortgage notes are secured by the individual complexes to which they relate.

The Partnership's mortgages and note payable are of a non-recourse nature.


         The aggregate maturities of mortgages and note payable for each of the next five years and thereafter are as follows:

     Year                                    Amount

1998                                     $   2,535,296
1999                                         6,411,061
2000                                            91,707
2001                                         4,763,161
2002                                            56,964
                                             4,649,475
                                         -------------

TOTAL                                    $  18,507,664
                                         =============

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                   (Continued)

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

         Management has estimated fair values of the mortgage payable on Commercial Park West based on currently available rates, to approximate $5,100,000. The carrying value of the mortgage is $4,826,425 at December 31, 1997.

         The fair value of the mortgage and note payable on The Paddock cannot be determined because it is uncertain if a comparable mortgage could be obtained in the current market due to significant impending vacancies anticipated at the property.

         The fair value of the bonds payable on Inducon East cannot be determined because it is uncertain if comparable bonds could be obtained in the current market. The bonds were issued by the Amherst Industrial Development Agency.

         Management has estimated that the fair values of the construction loans payable on Inducon East Phase III approximate their carrying values as they are due and payable on demand and have adjustable interest rates.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                   (Continued)

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

         Partners' capital as of December 31, 1997, 1996 and 1995, as reported in the balance sheet, and as reported for tax return purposes, is as follows:

                                                 1997            1996          1995
                                              -----------    -----------   -----------

Partners' Capital - Balance Sheet             $ 5,595,782    $ 3,294,553   $ 4,556,694

Add to (deduct from):
  Accumulated difference in depreciation        2,240,303      1,635,883     1,383,929
  Gain on sale of properties                     (905,955)           -             -
  Difference in investment in Joint Venture       543,845        429,468       316,176
  Syndication fees                              2,352,797      2,352,797     2,352,797
  Accumulated difference in amortization
    of organization costs                          21,738         21,738        21,738
  Other nondeductible expenses                   (218,605)       434,017       258,583
                                              -----------    -----------   -----------

Partners' Capital - tax return purposes       $ 9,629,905    $ 8,168,456   $ 8,889,917
                                              ===========    ===========   ===========

         The reconciliation of net loss for the years ended December 31, 1997, 1996 and 1995 as reported in the statement of operations, and as reported for tax return purposes, is as follows:

                                              1997          1996            1995
                                          -----------    -----------    -----------

Net income (loss) -
  Statement of operations                 $ 2,301,229    $(1,262,141)   $(1,962,880)

Add to (deduct from):
  Difference in depreciation                  604,420        251,954        344,849
  Gain on sale of properties                 (905,955)           -              -
  Difference in investment in
  joint venture                               114,377        113,292        107,418
Other nondeductible expenses                 (652,623)       175,430         98,390
                                          -----------    -----------    -----------

Net income (loss) - tax return purposes   $ 1,461,448    $  (721,465)   $(1,412,223)
                                          ===========    ===========    ===========

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                   (Continued)

9. INVESTMENTS IN JOINT VENTURES
   -----------------------------

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

         The Partnership had contributed capital of $2,744,901 to the Venture. The remaining funds needed to complete Phase I came from $3,950,000 taxable industrial revenue bonds which the Venture received in 1989. The Venture completed the financing of the Phase II project with an additional $3,200,000 taxable industrial revenue bond.


         The total cost of Phase I and Phase II were approximately $4,425,000 and $4,600,000, respectively.

         The Joint Venture agreement provided that income and losses be allocated 95% to the Partnership and 5% to the Corporation. Net cash flow from the Joint Venture was to be distributed to the Partnership and Corporation in accordance with the terms of the Joint Venture Agreement.

         In November 1997, the Partnership acquired the interest of Curtlaw Corporation for $40,000. At December 31, 1997, the Partnership owned 100% of the Inducon East property. The results of the property's operations from January 1, 1997 through October 31, 1997 were allocated in accordance with the Joint Venture Agreement. The property began to be consolidated in the Partnership's financial statements beginning November 1, 1997.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                   (Continued)

9. INVESTMENTS IN JOINT VENTURES (Con't.):
   ---------------------------------------

         A summary of the assets, liabilities and partners' capital of the Inducon East Joint Venture as of December 31, 1997 and 1996 and the results of its operations for the years ended December 31, 1997, 1996 and 1995 are presented for informational purposes as follows:

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                   (Continued)

9. INVESTMENT IN JOINT VENTURES (Con't.):
   --------------------------------------

                           INDUCON EAST JOINT VENTURE
                           --------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              For the Years Ended December 31, 1997, 1996 and 1995
              ----------------------------------------------------



                                                               1997                1996                 1995
                                                          ---------------     ---------------      ---------------

Income:
  Rental                                                     $ 1,047,529         $ 1,417,963          $ 1,319,591
  Interest and other                                             254,463               6,159                6,511
                                                          ---------------     ---------------      ---------------
  Total Income                                                 1,301,992           1,424,122            1,326,102
                                                          ---------------     ---------------      ---------------

Expenses:
  Property operations                                            449,884             359,998              460,494
  Interest                                                       655,040             659,497              672,149
  Depreciation and amortization                                  518,295             489,395              488,073
  Administrative:
    Affiliates                                                    63,697              63,104               98,639
    Other                                                        113,970             180,427               46,189
                                                          ---------------     ---------------      ---------------
  Total Expenses                                               1,800,886           1,752,421            1,765,544
                                                          ---------------     ---------------      ---------------

Loss from operations                                          $ (498,894)         $ (328,299)          $ (439,442)
                                                          ===============     ===============      ===============


Allocation of net loss:
  The Partnership                                             $ (479,068)         $ (311,884)          $ (417,470)
  The Corporation                                                (19,826)            (16,415)             (21,972)
                                                          ---------------     ---------------      ---------------

Total                                                         $ (498,894)         $ (328,299)          $ (439,442)
                                                          ===============     ===============      ===============


                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                   (Continued)

9. INVESTMENT IN JOINT VENTURES (Con't.):
   --------------------------------------

         A reconciliation of the investments in Inducon East Joint Venture:

                                                          1997           1996            1995
                                                       -----------    -----------    -----------

Investment in joint venture at beginning of year       $   310,561    $   622,445    $ 1,039,915
Allocation of net loss (through October 31 for 1997)      (376,687)      (311,884)      (417,470)
Purchase of remaining interest                              40,000            -              -
Adjustment to fair value                                  (194,652)           -              -
Elimination to Partners' Capital                           220,778            -              -
                                                       -----------    -----------    -----------

Investment in joint venture at end of year             $         0    $   310,561    $   622,445
                                                       ===========    ===========    ===========

         Inducon East Phase III Joint Venture (the "Phase III Venture") was formed pursuant to an agreement dated September 8, 1992 between the Partnership and Inducon Corporation (Inducon). The primary purpose of the Phase III Venture was to acquire land and construct office/warehouse buildings as income-producing property. The development consists of 4.2 acres of land and two buildings with approximately 25,200 and 21,300 square feet, respectively.

         The Partnership contributed $1,582,316 to the Phase III Venture. The remaining funds needed to complete construction came from a $750,000 construction loan described in Note 6.

         The Total cost of the Phase III venture was approximately $2,450,000.

         The Joint Venture agreement provided that income and losses be allocated 95% to the Partnership and 5% to Inducon. Net cash flow from the Joint Venture was to be distributed to the Partnership and Inducon in accordance with the terms of the Joint Venture Agreement.

         In November 1997, the Partnership acquired the interest of Inducon for $40,000. At December 31, 1997 the Partnership owns 100% of the Phase III property. The results of the property's operations from January 1, 1997 through October 31, 1997 were allocated in accordance with the Joint Venture Agreement.

The property began to be consolidated in the Partnership's financial statements beginning November 1, 1997.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                   (Continued)

9. INVESTMENT IN JOINT VENTURES (Con't.):
   --------------------------------------

         A summary of the assets, liabilities and partners' capital of the Phase III Venture as of December 31, 1997 and 1996 and the results of its operations for the years ended December 31, 1997, 1996 and 1995 are presented for informational purposes as follows:

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                   (Continued)

9. INVESTMENT IN JOINT VENTURES (Con't.):
   --------------------------------------

            A summary of the assets, liabilites and partners' capital of Inducon East Phase III Joint Venture as of December 31, 1997 and 1996 and the results of its operations for the years ended December 31, 1997, 1996 and 1995 are presented for informational purposes as follows:



                      INDUCON EAST PHASE III JOINT VENTURE
                      ------------------------------------
                                 BALANCE SHEETS
                                 --------------
                           December 31, 1997 and 1996
                           --------------------------


                                                                                      1997                1996

                                                                                ---------------     ---------------

Assets
------

Property, at cost:
Land                                                                                 $ 141,400           $ 141,400
Building                                                                             2,469,665           2,465,057
                                                                                ---------------     ---------------
                                                                                     2,611,065           2,606,457
Less accumulated depreciation                                                          231,344             164,743
                                                                                ---------------     ---------------
           Property net                                                              2,379,721           2,441,714

Accounts receivable                                                                     32,507               1,149
Accounts receivable - affiliates                                                             -             116,475
Prepaid expenses                                                                        13,156               2,204
Deferred financing costs, net of accumulated amortization
  of $32,441 and $17,314                                                                20,463              35,589
Leasing commissions, net of accumulated amortization
  of $56,677 and $38,547                                                                36,427              42,942
                                                                                ---------------     ---------------

           Total Assets                                                            $ 2,482,274         $ 2,640,073
                                                                                ===============     ===============


Liabilities and Partners' Capital
---------------------------------

Liabilities:
  Cash overdraft                                                                     $ 223,691           $ 272,928
  Construction loan payable                                                            523,433             622,077
  Accounts payable and accrued expenses                                                 74,629             113,597
                                                                                ---------------     ---------------
           Total liabilities                                                           821,753           1,008,602
                                                                                ---------------     ---------------

Partners' Capital:
  The Partnership                                                                    1,660,521           1,629,015
  The Corporation                                                                            -               2,456
                                                                                ---------------     ---------------
           Total Partner's Capital                                                   1,660,521           1,631,471
                                                                                ---------------     ---------------

           Total Liabilities and Partner's Capital                                 $ 2,482,274         $ 2,640,073
                                                                                ===============     ===============

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                   (Continued)

9. INVESTMENT IN JOINT VENTURES (Con't.):
   --------------------------------------

         A reconciliation of the Partnership's investment in the Phase III Venture is as follows:

                                                                   1997            1996          1995
                                                                -----------    -----------    -----------

Investment in joint venture at beginning of year                $ 1,629,015    $ 1,672,052    $ 1,648,845
Allocation of net (loss) income (through October 31 for 1997)       (16,218)       (43,037)        23,207
Purchase of remaining interest                                       40,000            -              -
Adjustment to fair value                                            (38,396)           -              -
Elimination to Partners' Capital                                 (1,614,401)           -              -
                                                                -----------    -----------    -----------

Investment in joint venture at end of year                      $         0    $ 1,629,015    $ 1,672,052
                                                                ===========    ===========    ===========


10. LEASES:
    -------

         In connection with the commercial properties owned, the Partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years, under noncancelable operating leases are as follows:

Year                                                            Amount

1998                                                        $  3,197,547
1999                                                           1,885,078
2000                                                           1,109,286
2001                                                             604,155
2002                                                             265,696



11. SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    -----------------------------------------------

                                 1997             1996            1995
                                 ----             ----            ----

Cash paid for interest         $  2,167,292     $ 2,162,802     $ 2,155,722
                               ============     ============    ===========


12. RECLASSIFICATIONS:
    ------------------

         Certain reclassifications have been made to 1995 and 1996 balances to conform to the classifications used for 1997 balances.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                   (Continued)

13. PRO-FORMA FINANCIAL INFORMATION:
    --------------------------------

         In December 1997, the Partnership sold Williamsburg North, Fountains, O'Hara, Wayne Estates and Jackson Park to U.S. Apartments LLC, an affiliate wholly-owned by the individual General Partner. The sale of the properties resulted in a gain for financial statement purposes of $5,009,787. These properties contributed revenues of $3,696,537 and incurred expenses totaling $4,799,406 during the year ended December 31, 1997.

         In addition, the Partnership acquired the remaining interest in Inducon East and Inducon East Phase III Joint Ventures in November 1997. These properties began to be consolidated in the Partnership's financial statements beginning in November, 1997. The properties' financial statements are presented for informational purposes in Note 9. Had the properties been consolidated throughout 1997, they would have contributed an additional $1,357,255 in revenues and caused the Partnership to incur additional expenses of $1,770,841. A separate loss from joint ventures would not have been reported as the results of the joint ventures would have been included in the revenues and expenses of the Partnership's financial statements.


14. SUBSEQUENT EVENTS
    -----------------

         In conjunction with the sale of properties to U.S. Apartments LLC in December 1997, the Partnership distributed approximately $3,591,000 to the partners in the first quarter of 1998.

SCHEDULE III

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997

                                                                                     Gross amounts at which
                                                                                   Carried at Close of Period
                                                                              ------------------------------------
                                      Initial Cost to          Cost
                                        Partnership         Capitalized       (1)            (2)           1)(2)      (3)(4)
                                 -----------------------     Subsequent       Land        Buildings
Property                                                          to           and           and                    Accumulated
Description       Encumbrances      Land       Buildings      Acquisition   Improvements Improvements      Total    Depreciation

The Paddock
  Building
  Nashville,
  TN              $ 1,795,870    $ 261,000   $ 2,902,324     $ 287,870      $ 261,000   $ 3,190,196   $ 3,451,196  $ 1,373,753

Camelot
  Apartments
  Louisville, KY    4,896,290      297,250     5,518,613        93,321        297,250     5,611,934     5,909,184    2,083,777

Commercial
 Park  West
 Durham, NC         4,826,425      800,000     5,191,538       752,301        800,000     5,943,839     6,743,839    1,883,070

Inducon East
  Amherst, NY       6,465,646      177,709             -     9,264,642        935,869     8,506,482     9,442,351    2,925,746

Inducon East
  Phase III
  Amherst, NY         523,433      141,400             -     2,469,665        141,400     2,469,665     2,611,065      231,344
                 ------------- ------------ ------------- -------------   ------------ ------------- ------------- ------------

Total            $ 18,507,664  $ 1,677,359  $ 13,612,475  $ 12,867,799    $ 2,435,519  $ 25,722,116  $ 28,157,635  $ 8,497,690
                 ============= ============ ============= =============   ============ ============= ============= ============



                                    Life on Which
                                    Depreciation
                                     In Latest
                                     Statement
Property            Date of        Of Operations
Description       Construction      Is Computed

The Paddock
  Building
  Nashville,
  TN                 5/87            25 Years

Camelot
  Apartments
  Louisville, KY     5/88            25 Years

Commercial
 Park  West
 Durham, NC           6/91           25 Years

Inducon East
  Amherst, NY         4/87           25 Years

Inducon East
  Phase III
  Amherst, NY         9/92           25 Years


Total

                                       39

SCHEDULE III
------------
    (Continued)

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                                DECEMBER 31, 1997
                                -----------------

(1) Cost for Federal income tax purposes is $28,157,635.

(2) A reconciliation of the carrying amount of land and buildings for the years ended December 31, 1997, 1996 and 1995 follows:

                                           Partnership Properties
                                     1997            1996          1995
                                 ------------    ------------   ------------

Balance at beginning of period   $ 31,713,804    $ 31,413,350   $ 31,329,740
  Additions                        12,563,819         300,454         83,610
  Dispositions                    (16,119,988)            -              -
                                 ------------    ------------   ------------

Balance at end of period         $ 28,157,635    $ 31,713,804   $ 31,413,350
                                 ============    ============   ============


                                          Joint Venture Properties
                                     1997            1996          1995
                                 ------------    ------------   ------------
Balance at beginning of period   $ 11,970,308    $ 11,805,164   $ 10,989,647
  Additions                            83,108         165,144        815,517
  Dispositions                    (12,053,416)            -              -
                                 ------------    ------------   ------------

Balance at end of period         $          0    $ 11,970,308   $ 11,805,164
                                 ============    ============   ============



(3) A reconciliation of accumulated depreciation for the years ended December 31, 1997, 1996 and 1995 follows:

                                          Partnership Properties
                                     1997            1996          1995
                                 ------------    ------------   ------------

Balance at beginning of period   $  9,639,620    $  8,257,160   $  6,968,497
  Additions charged to cost and
    expenses during the period      1,094,232       1,382,460      1,288,663
  Additions of joint ventures       3,078,424             -              -
  Dispositions                     (5,314,586)            -              -
                                 ------------    ------------   ------------

Balance at end of period (4)     $  8,497,690    $  9,639,620   $  8,257,160
                                 ============    ============   ============

                                          Joint Venture Properties
                                     1997            1996          1995
                                 ------------    ------------   ------------

Balance at beginning of period   $  2,682,384    $  2,211,178   $  1,746,750
  Additions charged to cost and
    expenses during the period        396,040         471,206        464,428
  Dispositions                     (3,078,424)            -              -
                                 ------------    ------------   ------------

Balance at end of period (4)     $          0    $  2,682,384   $  2,211,178
                                 ============    ============   ============

(4) Balance applies entirely to buildings and improvements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - V

By:      /s/ Joseph M. Jayson
         -------------------------------                   --------------------
         JOSEPH M. JAYSON,                                 Date
         Individual General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson
         -------------------------------                   --------------------
         JOSEPH M. JAYSON,                                 Date
         President and Director

         /s/ Michael J. Colmerauer
         -------------------------------                   --------------------
         MICHAEL J. COLMERAUER                             Date
         Secretary

         Supplemental Information to be Furnished with Reports Filed Pursuant to
         -----------------------------------------------------------------------
Section 15(d) of the Act by Registrants Which Have Not Registered Securities
----------------------------------------------------------------------------
Pursuant to Section 12 of the Act.
----------------------------------

         The form 10-K is sent to security holders. No other annual report is distributed. No proxy statement, form of proxy or other proxy soliciting material was sent to any of the registrant's security holders with respect to any annual or other meeting of security holders.