Form 10-Q
period 1998-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 1998-05-21
CIK 790067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                     Commission File Number
March 31, 1998                                     0-16561

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
             (Exact Name of Registrant as specified in its charter)


        Delaware                                  16-1275925
(State of Formation)            (IRS Employer Identification Number)



                             2350 North Forest Road
                                   Suite 12 A
                           Getzville, New York 14068
                    (Address of Principal Executive Office)

Registrant's Telephone Number: (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)


As of March 31, 1998 the issuer had 21,002.8 units of limited partnership interest outstanding. The aggregate value of the units of limited partnership interest held by non-affiliates of the Registrant was $21,001,800.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V

                                      INDEX


                                                                             PAGE NO.
PART I:  FINANCIAL INFORMATION
                  Balance Sheets -
                           March 31, 1998 and December 31, 1997                 3

                  Statements of Operations -
                           Three Months Ended March 31, 1998 and 1997           4

                  Statements of Cash Flows -
                           Three Months Ended March 31, 1998 and 1997           5

                  Statements of Partners' (Deficit) Capital -
                           Three Months Ended March 31, 1998 and 1997           6

                  Notes to Financial Statements                               7 - 21


PART II: MANAGEMENT'S DISCUSSION & ANALYSIS OF
                  FINANCIAL CONDITION & RESULTS OF
                  OPERATIONS                                                 22 - 23



                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997
                                   (Unaudited)


                                                         March 31,     December 31,
                                                          1998             1997
ASSETS

Property, at cost:
     Land                                             $  1,358,250    $  2,435,519
     Buildings and improvements                         14,745,969      25,722,116
     Furniture, fixtures and equipment                     512,500         512,500
                                                      ------------    ------------
                                                        16,616,719      28,670,135
     Less accumulated depreciation                       6,041,721       9,010,190
                                                      ------------    ------------
          Property, net                                 10,574,998      19,659,945

Investments in real estate joint ventures                     --              --

Investment in land                                         397,946         397,946

Cash                                                     3,341,109       2,619,704
Accounts receivable, net of allowance for doubtful
     accounts of $55,456 and $140,390, respectively         52,389         202,412
Accounts receivable - affiliate                               --              --
Mortgage escrow                                            444,302         356,953
Mortgage costs, net of accumulated amortization
     of $135,041 and $566,754                              390,400         421,663
Other assets                                             1,239,277         343,144
                                                      ------------    ------------

            Total Assets                              $ 16,440,421    $ 24,001,767
                                                      ============    ============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgages and notes payable                      $ 11,478,057    $ 18,507,664
     Accounts payable and accrued expenses                 382,103         723,160
     Accrued interest                                      104,603         159,020
     Security deposits and prepaid rents                   161,464         257,485
                                                      ------------    ------------
            Total Liabilities                           12,126,227      19,647,329
                                                      ------------    ------------

Partners' (Deficit) Capital:
     General partners                                     (245,271)       (727,468)
     Limited partners                                    5,800,810       5,081,906
                                                      ------------    ------------
           Total Partners' Capital                       5,555,539       4,354,438
                                                      ------------    ------------

           Total Liabilities and Partners' Capital    $ 17,681,766    $ 24,001,767
                                                      ============    ============


                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                 Three Months   Three Months
                                                     Ended          Ended
                                                   March 31,      March 31,
                                                     1998           1997

Income:
     Rental                                     $   708,374    $ 1,640,578
     Interest and other income                       90,890        103,724
                                                -----------    -----------
     Total income                                   799,264      1,744,302
                                                -----------    -----------

Expenses:
     Property operations                            298,378        819,563
     Interest                                       206,820        530,558
     Depreciation and amortization                  209,745        361,458
     Administrative:
          Paid to affiliates                        104,610        151,365
          Other                                      19,954        166,764
                                                -----------    -----------
     Total expenses                                 839,507      2,029,708
                                                -----------    -----------

Loss before allocated loss from joint venture       (40,243)      (285,406)

Allocated loss from joint ventures                     --         (246,008)
                                                -----------    -----------

Net loss                                        $   (40,243)   $  (531,414)
                                                ===========    ===========

Loss per limited partnership unit               $     (1.86)   $    (24.54)
                                                ===========    ===========

Distributions per limited partnership unit      $      --      $      --
                                                ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                   21,002.8       21,002.8
                                                ===========    ===========



                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


                                                       Three Months    Three Months
                                                           Ended           Ended
                                                         March 31,       March 31,
                                                           1998            1997

Cash flow from operating activities:
     Net loss                                         $    (40,243)   $   (531,414)

Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                         209,745         361,458
     Net loss from joint ventures                             --           246,008
Changes in operating assets and liabilities:
     Accounts receivable                                   150,023         150,023
     Mortgage escrow                                       (87,349)        (87,349)
     Leasing commissions                                      --          (187,467)
     Other assets                                         (896,133)        343,144
     Accounts payable and accrued expenses                (341,057)        204,459
     Accrued interest                                      (54,417)          5,368
     Security deposits and prepaid rent                    (96,021)        120,372
                                                      ------------    ------------
Net cash provided by operating activities               (1,155,452)        624,602
                                                      ------------    ------------

Cash flow from investing activities:
     Accounts receivable - affiliates                         --              --
     Capital expenditures - net                          8,900,390      12,053,416
                                                      ------------    ------------
Net cash (used in) provided by investing activities      8,900,390      12,053,416
                                                      ------------    ------------

Cash flows from financing activities:
     Principal payments on mortgages and notes          (7,029,607)      2,756,471
     Mortgage costs                                           --              --
     Decrease in mortgage costs                              6,074           6,074
                                                      ------------    ------------
Net cash (used in) financing activities                 (7,023,533)      2,762,545
                                                      ------------    ------------

(Decrease) increase in cash                                721,405      15,440,563

Cash - beginning of period                               2,619,704         453,883
                                                      ------------    ------------

Cash - end of period                                  $  3,341,109    $ 15,894,446
                                                      ============    ============


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                           $    261,237    $    549,456
                                                      ============    ============


                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                        Three Months Ended March 31, 1998
                                   (Unaudited)


                             General                    Limited Partners
                             Partners
                              Amount         Units          Amount


Balance, January 1, 1998   $  (244,064)     21,002.8     $ 5,839,846

Net loss                        (1,207)       --             (39,036)
                           -----------    ----------       -----------

Balance, March 31, 1998    $  (245,271)     21,002.8     $ 5,800,810
                           ===========    ==========       ===========


                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


1.    GENERAL PARTNERS' DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership V, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the three month periods ended March 31, 1998 and 1997, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

     In November 1997, the Partnership acquired an additional 50% interest in Inducon East and Inducon East Phase III through a buyout of the other joint ventures. At March 31, 1998, the Partnership owned 100% of the property.

     In December 1997 the Partnership the Partnership sold Williamsburg North, The Fountains, O'Hara, Wayne Estates, and Jackson Park for a total purchase price of $16,107,000 which generated a net gain for financial statement purposes of $ 5,009,787. The properties were sold to US Apartments LLC. a wholly owned affiliate of Joseph M. Jayson, Individual General Partner.


5. INVESTMENT IN LAND

     The Partnership owns approximately 96 acres of vacant land in Amherst, New York. The investment balance of $373,282 as of March 31, 1998 and December 31, 1997 approximates its fair market value.

6.    MORTGAGES AND NOTES PAYABLE

     The Partnership has the following mortgages and notes payable:

     The Paddock Building

     An 8.75% mortgage with a balance of $1,596,172 and $1,672,452 at March 31, 1998 and 1997, respectively, which provides for annual principal and interest payments of $219,612 payable in equal monthly installments with a final payment of $1,589,511 due in June 1998. Also, a 10% note payable with a balance of $180,000 as of March 31, 1997 providing for monthly interest payments of $1,500.

     The Williamsburg North Apartments

     The property mortgage outstanding of $1,839,892 at March 31, 1997 was refinanced during 1997. The mortgage was assumed by the buyer when the properties where sold in December 1997.

     The Fountains Apartments

     The property's mortgage outstanding of $1,839,892 at March 31, 1997 was refinanced during 1997. The mortgage was assumed by the buyer when the properties were sold in December 1997.

     Camelot East Apartments, O'Hara Apartments, Wayne Estates Apartments

     The mortgage allocated to these complexes totaled $8,064,991 at March 31, 1997. The mortgage was refinanced during 1997 into three separate mortgages. The mortgages on O'hara Apartments and Wayne Estates were assumed by the buyer when the properties were sold in December 1997.,

     Camelot East Apartments mortgage had an outstanding balance of $4,885,043 at March 31, 1998 providing for annual principal and interest payments of approximately $408,000 including interest at 7.4%. The mortgage matures November 2027.

     Jackson Park

     The property's mortgage outstanding of $1,233,404 at March 31, 1997 was refinanced during 1997. The mortgage was assumed by the buyer when the property was sold in December 1997.

Commercial Park West

     A mortgage with a balance of $4,783,309 and $4,850,458 at March 31, 1998 and 1997, respectively, which provided for annual principal and interest payments through June 1996 at an interest rate of 9.25%. On July 1, 1996, interest changed to 10% with annual principal and interest payments of $516,012 payable in equal monthly installments. The remaining balance of $4,691,234 is due June 2001.

     The mortgages described above are secured by the individual apartment complexes to which they relate.

     The Partnership's mortgages and note payable are of a non-recourse nature.

     The aggregate maturities of mortgages and note payable for each of the next five years and thereafter are as follows:

                  Year                                  Amount

                  1998                               $   2,535,296
                  1999                                   6,411,061
                  2000                                      91,707
                  2001                                   4,763,161
                  2002                                      56,964
                  Thereafter                             4,649,475
                                                      ------------
                  TOTAL                               $ 21,337,592
                                                      ============

7.    RELATED PARTY TRANSACTIONS

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $29,712 and $94,350 for the three months ended March 31, 1998 and 1997, respectively.

     The Partnership entered into a management agreement with unrelated third parties for the management of The Paddock and Commercial Park West. The agreements provide for the payment of a management fee equal to 3% and 2% of monthly gross rental income, respectively.

     According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement). This fee totaled approximately $0 for the three months ended March 31, 1998 and 1997.

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $5,000 for the three months ended March 31, 1998 and 1997, respectively.

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

     The reconciliation of net loss for the three months ended March 31, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                      March 31,       March 31,
                                                       1998              1997

Net gain - statement of operations                   $2,301,229      $ (531,414)

Add to (deduct from):
     Difference in depreciation                          32,335          62,989
     Difference in investment in
     Joint Ventures                                      28,323
     Allowance for doubtful accounts                     30,223          43,858
                                                     ----------      ----------

Net loss - tax return purposes                       $2,363,787      $ (396,244)
                                                     ==========      ==========


     The reconciliation of Partners' (Deficit) Capital as of March 31, 1998 and December 31, 1997 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                     March 31,     December  31,
                                                       1998             1997

Partners' Capital - balance sheet                   $ 4,314,194     $ 5,595,782
Add to (deduct from):
     Gain on Sale                                      (905,955)       (905,955)
     Accumulated difference in
     depreciation                                     2,236,638       2,240,303
     Accumulated difference in investments
     in Joint Ventures                                  543,845         543,845
     Syndication fees                                 2,352,797       2,352,797
     Accumulated difference in amortization
     of organization costs                               21,738          21,738
     Allowance for doubtful accounts                    248,828         477,875
                                                    -----------     -----------

Partners' Capital -
     tax return purposes                            $ 8,314,429     $ 7,772,211
                                                    ===========     ===========

PART II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership experienced a poor quarter from a cash flow point of view; the cash flow from operations increased by just over $721,405. This was due to sale of properties. Management is concentrating on the implementation of controls over expenses, through closer monitoring of payroll and other operating expenses, to balance the loss of revenues which resulted in the first quarter of 1998 over that which management had expected. More aggressive marketing campaigns are being put in place and reinforced through routine/regular charting of which ads are successful in attracting renters and through which sources the ads are bringing in the traffic. Management is optimistic that occupancy levels at the properties in this Partnership will begin seeing an improvement in the next quarter as the "peak" rental season reaches its height. Attractive incentive plans have been put in place to bring in new tenants; plans for capital improvements, such as exterior painting and repairs to woodwork, are also in place. It is hoped that the combination of strategies being followed by management will lead to the generation of higher revenues, thus improving the cash flow of the Partnership.

There were no distributions made during the three month periods ended March 31, 1998 and 1997. The Partnership does not anticipate resuming distributions until sufficient cash flow is generated to cover the Partnership's liabilities and set up reserves for construction work which is necessary at several of the residential complexes.


Results of Operations

Partnership operations for the three month period ended March 31, 1998 resulted in a net loss of $40,243 or $1.86 per limited partnership unit versus a first quarter 1997 net loss of $531,414 or $24.54 per unit.

Tax basis loss for the three month period ended March 31, 1998 amounted to $ or $ per limited partnership unit compared to a tax loss of $396,244 or $18.30 per unit for the corresponding period in 1997.

Total revenue for the three month period ended March 31, 1998 amounted to $799,264 as compared to $1,744,302 for the three month period ended March 31, 1997. There was a decrease in rental revenue of slightly more than $945,038 which was directly attributable to the sale of five properties. Interest and other income meanwhile decreased approximately $12,834 due to the sale of five properties.

For the three month period ended March 31, 1998, expenses totaled $839,507, decreasing just under $1,190,201 from the corresponding quarter ended March 31, 1997. Property operations expenses decreased approximately $521,185, largely the result of the sale of five properties. Total administrative expenses meanwhile, decreased almost $193,565 between the two periods, due primarily to the sale of the five properties. Depreciation and amortization expense decreased $151.713 between the periods ended March 31, 1998 and 1997. Interest expense also decreased $323,738 due to the sale of five properties.

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


Item 2, 3, 4 and 5

Not applicable.


Item 6 - Exhibits and reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  REALMARK PROPERTY INVESTORS
                                                  LIMITED PARTNERSHIP V



By:      ______________________________              ________________________
         Joseph M. Jayson,                                    Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner


         ------------------------------              ------------------------
         Joseph M. Jayson,                                    Date
         President and Director




         ------------------------------              ------------------------
         Michael J. Colmerauer                                Date
         Secretary