Form 10-Q
period 1998-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 1998-08-12
CIK 790067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
June 30, 1998                                                0-16561

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
             (Exact Name of Registrant as specified in its charter)


      Delaware                                         16-1275925
(State of Formation)                    (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of June 30, 1998 the issuer had 21,002.8 units of limited partnership interest outstanding. The aggregate value of the units of limited partnership interest held by non-affiliates of the Registrant was $21,001,800.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------

                                      INDEX
                                      -----

                                                                               PAGE NO.
                                                                               --------
PART I:  FINANCIAL INFORMATION
------   ---------------------
                  Balance Sheets -
                           June 30, 1998 and December 31, 1997                  3

                  Statements of Operations -
                           Three Months Ended June 30, 1998 and 1997            4

                  Statements of Operations -
                           Six Months Ended June 30, 1998 and 1997              5

                  Statements of Cash Flows -
                           Six Months Ended June 30, 1998 and 1997              6

                  Statements of Partners' (Deficit) Capital -
                           Six Months Ended June 30, 1998 and 1997              7

                  Notes to Financial Statements                                 8 - 20


PART II: MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
-------  -----------------------------------------------
         CONDITION & RESULTS OF  OPERATIONS                                     21 - 22
         ----------------------------------


                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1998 and December 31, 1997
                       -----------------------------------
                                   (Unaudited)

                                                                     June 30,                December 31,
                                                                       1998                      1997
                                                                       ----                      ----
ASSETS
------

Property, at cost:
     Land                                                             $ 2,435,519               $ 2,435,519
     Buildings and improvements                                        25,949,385                25,722,116
     Furniture, fixtures and equipment                                    512,500                   512,500
                                                                  ----------------         -----------------
                                                                       28,897,404                28,670,135
     Less accumulated depreciation                                      9,658,896                 9,010,190
                                                                  ----------------         -----------------
          Property, net                                                19,238,508                19,659,945



Investment in land                                                        397,946                   397,946

Cash                                                                    1,628,002                 2,165,489
Investments in mutual funds                                             1,865,786                 1,695,559
Accounts receivable, net of allowance for doubtful
     accounts of $201,331 and $140,390, respectively                      370,973                   202,412
Mortgage escrow                                                           565,571                   356,953
Mortgage costs, net of accumulated amortization
     of $621,064 and $566,754                                             421,353                   421,663
Leasing commissions, net of accumulated amortization
     of $577,443 and $541,456                                             242,267                   227,750
Other assets                                                              230,245                   115,394
                                                                  ----------------         -----------------

           Total Assets                                              $ 24,960,651              $ 25,243,111
                                                                  ================         =================


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgages and notes payable                                     $ 18,330,651              $ 18,507,664
     Accounts payable and accrued expenses                                742,004                   723,160
     Accrued interest                                                     169,000                   159,020
     Security deposits and prepaid rents                                  245,626                   257,485
                                                                  ----------------         -----------------
           Total Liabilities                                           19,487,281                19,647,329
                                                                  ----------------         -----------------

Partners' (Deficit) Capital:
     General partners                                                    (247,736)                 (244,064)
     Limited partners                                                   5,721,106                 5,839,846
                                                                  ----------------         -----------------
          Total Partners' Capital                                       5,473,370                 5,595,782
                                                                  ----------------         -----------------

          Total Liabilities and Partners' Capital                    $ 24,960,651              $ 25,243,111
                                                                  ================         =================


                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                    Three Months Ended June 30, 1998 and 1997
                    -----------------------------------------
                                   (Unaudited)

                                                                         Three Months               Three Months
                                                                             Ended                      Ended
                                                                           June 30,                   June 30,
                                                                             1998                       1997
                                                                             ----                       ----
Income:
     Rental                                                                $ 1,410,381                $ 1,686,270
     Interest and other income                                                 240,784                    146,562
                                                                     ------------------         ------------------
     Total income                                                            1,651,165                  1,832,832
                                                                     ------------------         ------------------

Expenses:
     Property operations                                                       480,181                    691,547
     Interest                                                                  503,997                    602,117
     Depreciation and amortization                                             529,258                    575,683
     Administrative:
          Paid to affiliates                                                    43,959                    152,591
          Other                                                                175,939                    143,705
                                                                     ------------------         ------------------
     Total expenses                                                          1,733,334                  2,165,643
                                                                     ------------------         ------------------

Loss before allocated loss from joint venture                                  (82,169)                  (332,811)

Allocated income (loss) from joint ventures                                          -                      1,387
                                                                     ------------------         ------------------

Net loss                                                                     $ (82,169)                $ (331,424)
                                                                     ==================         ==================

Loss per limited partnership unit                                            $   (3.79)                $   (15.31)
                                                                     ==================         ==================

Distributions per limited partnership unit                                   $       -                 $        -
                                                                     ==================         ==================

Weighted average number of
     limited partnership units
     outstanding                                                              21,002.8                   21,002.8
                                                                     ==================         ==================

                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)

                                                                      Six Months                Six Months
                                                                         Ended                    Ended
                                                                       June 30,                  June 30,
                                                                         1998                      1997
                                                                         ----                      ----
Income:
     Rental                                                           $ 2,118,755               $ 3,326,848
     Interest and other income                                            331,674                   250,286
                                                                  ----------------         -----------------
     Total income                                                       2,450,429                 3,577,134
                                                                  ----------------         -----------------

Expenses:
     Property operations                                                  778,559                 1,511,110
     Interest                                                             710,817                 1,132,675
     Depreciation and amortization                                        739,003                   937,141
     Administrative:
          Paid to affiliates                                              148,569                   303,956
          Other                                                           195,893                   310,469
                                                                  ----------------         -----------------
     Total expenses                                                     2,572,841                 4,195,351
                                                                  ----------------         -----------------

Loss before allocated loss from joint venture                            (122,412)                 (618,217)

Allocated loss from joint ventures                                              -                  (244,621)
                                                                  ----------------         -----------------

Net loss                                                               $ (122,412)               $ (862,838)
                                                                  ================         =================

Loss per limited partnership unit                                      $    (5.65)               $   (39.85)
                                                                  ================         =================

Distributions per limited partnership unit                             $        -                $        -
                                                                  ================         =================

Weighted average number of
     limited partnership units
     outstanding                                                         21,002.8                  21,002.8
                                                                  ================         =================

                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)

                                                                      Six Months                Six Months
                                                                         Ended                    Ended
                                                                       June 30,                  June 30,
                                                                         1998                      1997
                                                                         ----                      ----
Cash flow from operating activities:
     Net loss                                                          $ (122,412)               $ (862,838)

Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                        739,003                   937,141
     Net loss from joint ventures                                               -                   244,621
Changes in operating assets and liabilities:
     Accounts receivable                                                 (168,561)                  (24,618)
     Leasing commissions                                                  (50,504)                   (9,563)
     Other assets                                                        (114,851)                  (21,093)
     Accounts payable and accrued expenses                                 18,844                    11,428
     Accrued interest                                                       9,980                   (11,247)
     Security deposits and prepaid rent                                   (11,859)                   12,127
                                                                  ----------------         -----------------
Net cash provided by operating activities                                 299,640                   275,958
                                                                  ----------------         -----------------

Cash flow from investing activities:
     Investments in mutual funds                                         (170,227)                        -
     Accounts receivable - affiliates                                           -                    17,233
     Mortgage escrow                                                     (208,618)                 (901,146)
     Investment in land                                                         -                         -
     Capital expenditures                                                (227,269)                  (59,465)
                                                                  ----------------         -----------------
Net cash (used in) investing activities                                  (606,114)                 (943,378)
                                                                  ----------------         -----------------

Cash flows from financing activities:
     Accounts payable - affiliates                                              -                    20,084
     Principal payments on mortgages and notes                           (177,013)                  (95,058)
     Mortgage costs related to refinancing                                (54,000)                 (866,926)
     Mortgage proceeds                                                          -                 2,365,199
                                                                  ----------------         -----------------
Net cash (used in) provided by financing activities                      (231,013)                1,423,299
                                                                  ----------------         -----------------

(Decrease) increase in cash                                              (537,487)                  755,879

Cash - beginning of period                                              2,165,489                   800,741
                                                                  ----------------         -----------------

Cash - end of period                                                  $ 1,628,002               $ 1,556,620
                                                                  ================         =================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                             $ 700,837               $ 1,143,922
                                                                  ================         =================

                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)


                                                                 General
                                                                Partners                        Limited Partners
                                                                 Amount                  Units                   Amount
                                                                 ------                  -----                   ------

Balance, January 1, 1997                                          $ (459,529)              21,002.8            $ 3,754,082

Net loss                                                             (25,885)                     -               (836,953)
                                                              ---------------        ---------------      -----------------

Balance, June 30, 1997                                            $ (485,414)              21,002.8            $ 2,917,129
                                                              ===============        ===============      =================


Balance, January 1, 1998                                          $ (244,064)              21,002.8            $ 5,839,846

Net loss                                                              (3,672)                     -               (118,740)
                                                              ---------------        ---------------      -----------------

Balance, June 30, 1998                                            $ (247,736)              21,002.8            $ 5,721,106
                                                              ===============        ===============      =================

                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)


1.   GENERAL PARTNERS' DISCLOSURE
     ----------------------------

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership V, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the six month periods ended June 30, 1998 and 1997, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

     -------------------------------------------------

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

     -----------------------------------------------------

     Rental Income
     -------------

     Leases for residential properties have terms of one year or less. Commercial leases generally have terms of from one to five years. Rental income is recognized on the straight line method over the term of the lease.

     Investments in Mutual Funds
     ---------------------------

     The investments in mutual funds are stated at fair value, which approximates cost, at June 30, 1998.

     Mortgage Costs
     --------------

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

     ----------------------------------------------------------

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

     In September 1992 Inducon East Phase III Joint Venture (the "Phase III Venture") was formed pursuant to an agreement dated September 8, 1992 between the Partnership and Inducon Corporation. The primary purpose of the Phase III Venture is to acquire land and construct office/warehouse buildings as income-producing property. The development, located in Amherst, New York, consists of 4.2 acres of land and two buildings measuring approximately 25,200 and 21,300 square feet, respectively. As of June 30, 1998, both buildings have been fully constructed and placed in service.

     In November 1997, the Partnership acquired an additional 50% interest in Inducon East and Inducon East Phase III through a buyout of the other joint venturers. At June 30, 1998, the Partnership owned 100% of the properties.

     In December 1997, the Partnership sold Williamsburg North, the Fountains, O'Hara, Wayne Estates and Jackson Park for a total purchase price of $16,107,000, which generated a net gain for financial statement purposes of $5,009,787. The properties were sold to U.S. Apartments LLC, a wholly-owned affiliate of Joseph M. Jayson, Individual General Partner.

     In June 1997, the Partnership entered into a plan to dispose of the property, plant and equipment of Camelot East with a carrying amount of $3,825,147 at June 30, 1997. Management had determined that a sale of the property was in the best interests of the limited partners. An agreement was signed with a potential buyer for the purchase of the property. The agreement expired in October 1997. No additional agreements were signed thereafter.

     ---------------------------------------------------------

     Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense was not recorded during the disposal period for Camelot East Apartments.

5.   INVESTMENT IN LAND
     ------------------

     The Partnership owns approximately 96 acres of vacant land in Amherst, New York. The investment totaled $397,946 and $373,282 as of June 30, 1998 and 1997, respectively. The balance as of June 30, 1998 approximates the investment's fair value.


6.   INVESTMENTS IN JOINT VENTURES
     -----------------------------

     Inducon East Joint Venture (the "Venture") was formed pursuant to an agreement dated April 22, 1987 between the Partnership and Curtlaw Corporation, a New York Corporation (the "Corporation"). The primary purpose of the Venture is to acquire land and construct office/warehouse buildings as income-producing property. The development consists of two parcels of land measuring approximately 8.4 acres for Phase I and 6.3 acres for Phase II. Phase I consists of two (2) buildings of approximately 38,000 and 52,000 square feet, while Phase II consists of four (4) buildings totaling approximately 75,000 square feet, with each building approximately 19,000 square feet

     The Partnership contributed capital of $2,744,901 to the Venture. The remaining funds needed to complete Phase I came from a $3,950,000 taxable industrial revenue bond which the Venture received in 1989. The Venture completed the financing of Phase II with an additional $3,200,000 taxable industrial revenue bond.

     The total cost of Phase I and Phase II was approximately $4,425,000 and $4,600,000, respectively.

     The Joint Venture agreement provided for the following:

     ----------------------------------------

     Ownership of the Joint Venture was to be divided equally between the Partnership and Curtlaw. The Joint Venture agreement provided that the Partnership was to be allocated 95% of any losses incurred.

     Net cash flow from the Joint Venture was to be distributed in the following order:

            To the Partnership until it had received a return of 7% per annum on its underwritten equity (the Partnership's "underwritten equity" is defined to be the initial contributable capital divided by sixty-five (65) percent). To the extent a 7% return is not received from year to year, it will accumulate and be paid from the next available cash flow.

            To Curtlaw in an amount equal to that paid to the other Partnership. No amount was to accumulate in favor of the other venturer.

            Any remaining amount was to be divided equally.

     To the extent there were net proceeds from any sale or refinancing of the subject property, said net proceeds were to be payable in the following order of priority:

            To the Partnership to the extent the 7% per annum return on its underwritten equity is unpaid.

            Next, to the Partnership until it had received an overall 9% cumulative return on its underwritten equity.

            Next, to the Partnership until it had received an amount equal to its total underwritten equity, reduced by any prior distribution of sale, finance or refinancing proceeds.

            Next, to the Partnership until it had received a cumulative 20% per year return on its total underwritten equity.

            Thereafter, any remaining net proceeds were to be divided 50% to the Partnership and 50% to Curtlaw.

     In November 1997, the Partnership acquired the interest of Curtlaw Corporation for $40,000. At June 30, 1998, the Partnership owned 100% of the Inducon East property. The property began to be consolidated in the Partnership's financial statements beginning November 1, 1997.

     ----------------------------------------

     Inducon East Phase III Joint Venture (the "Phase III Venture") was formed pursuant to an agreement dated September 8, 1992 between the Partnership and Inducon Corporation. The primary purpose of the Phase III Venture is to acquire land and construct office/warehouse buildings as income producing property. The proposed development consists of 4.2 acres of land and two buildings with approximately 25,200 and 21,300 square feet, respectively. As of June 30, 1998, both buildings have been fully constructed and placed in service.

     The Partnership has contributed $1,582,316 to the Phase III Venture. The remaining funds needed to complete construction came from a $750,000 construction loan. The balance of this loan at June 30, 1998 is $454,591.

     The total cost of the Phase III Venture was approximately $2,450,000.

     The Joint Venture agreement provided for the following:

     Ownership of the Joint Venture was to be divided equally between the Partnership and the Corporation. The Joint Venture agreement provided that income and losses be allocated 95% to the Partnership and 5% to the Corporation. Net cash flow from the Joint Venture was to be distributed to the Partnership and the Corporation in accordance with the terms of the Joint Venture agreement.

     In November 1997, the Partnership acquired the interest of Inducon Corporation for $40,000. At June 30, 1998, the Partnership owned 100% of the Inducon East Phase III property. The property began to be consolidated in the Partnership's financial statements beginning November 1, 1997.

7.   MORTGAGES AND NOTES PAYABLE
     ---------------------------

     The Partnership has the following mortgages and notes payable:

     The Paddock Building
     --------------------

     An 8.75% mortgage with a balance of $1,575,684 and $1,654,001 at June 30, 1998 and 1997, respectively, which provides for annual principal and interest payments of $219,612 payable in equal monthly installments with a final payment of $1,589,511 initially due in June 1998; this mortgage was extended to September 30, 1998. Also, a 10% demand note with a balance of $180,000 as of June 30, 1998 and 1997 providing for monthly interest payments of $1,500.

     The Williamsburg North Apartments
     ---------------------------------

     The property's mortgage outstanding of $1,833,241 at June 30, 1997 was refinanced during 1997. The mortgage was assumed by the buyer when the property was sold in December 1997.

     The Fountains Apartments
     ------------------------

     The property's mortgage outstanding of $3,900,000 at June 30, 1997 was refinanced during May 1997. The mortgage was assumed by the buyer when the property was sold in December 1997.

     Camelot East Apartments
     -----------------------

     A mortgage with a balance of $4,871,608 at June 30, 1998, providing for monthly principal and interest payments of $33,927, bearing interest at 7.4%. The note matures November 2027.

     A mortgage with a balance of $4,900,000 at June 30, 1997, providing for interest payments only, bearing interest at 9.1875%. The note was to mature in June 1999 but was subsequently converted to a term loan.

     O'Hara Apartments
     -----------------

     The property's mortgage outstanding of $1,600,000 at June 30, 1997 was refinanced during May 1997. The mortgage was assumed by the buyer when the property was sold in December 1997.

     --------------------------------------

     Wayne Estates Apartments
     ------------------------

     The property's mortgage outstanding of $3,095,000 at June 30, 1997 was refinanced during May 1997. The mortgage was assumed by the buyer when the property was sold in December 1997.

     Jackson Park
     ------------

     The property's mortgage outstanding of $1,600,000 at June 30, 1997 was refinanced during May 1997. The mortgage was assumed by the buyer when the property was sold in December 1997.

     Commercial Park West
     --------------------

     A mortgage with a balance of $5,400,000 at June 30, 1998 requiring interest only payments for a term of two years at a rate equivalent to 300 basis points over the thirty-day LIBOR rate (9.1875% at June 30, 1998). The loan may at any time during the two years be converted to a thirty year fixed mortgage.

     A 9.25% mortgage with a balance of $4,845,491 at June 30, 1997, which provided for interest only payments through June 1995. On July 1, 1995, interest changed to 10% with annual principal and interest payments of $516,012 payable in equal monthly installments. The remaining balance of $4,691,234 was to be due June 2001. This mortgage was refinanced during 1998 and the balance was paid in full.

     Inducon East
     ------------

     The construction of the property's buildings were financed through proceeds of $3,200,000 and $750,000, 10.25% revenue bonds issued by the Town of Amherst Industrial Development Agency, both payable through November 1999. The principal balance due on the bonds at June 30, 1998 was $2,848,871 and $664,854, respectively. The principal balances at June 30, 1997 were $2,908,530 and $679,194, respectively. Collateral on the bonds is the property, an assignment of leases and subleases, a security interest in machinery and equipment, and a conditional guarantee.

     Additional financing was obtained through proceeds of a $3,200,000, 9.45% bond issued by the Town of Amherst Industrial Development Agency, payable through December 1999. The principal balance due on the bond at June 30, 1998 and 1997 was $2,914,007 and $2,975,000, respectively. Collateral is the property and an assignment of rents.

     --------------------------------------

     Inducon East Phase III
     ----------------------

     Construction was financed through $750,000 demand loans. In the absence of such a demand, the terms of the loans require monthly principal and interest payments of $14,888 at a rate of prime plus 1.5% (10% at June 30, 1998) with a five year amortization. The loans are collateralized by the building. Draws on the loans totaled $454,591 and $563,465 at June 30, 1998 and 1997, respectively.

     The mortgages described above are secured by the individual complexes to which they relate.

     The Partnership's mortgages and note payable are of a non-recourse nature.

     The aggregate maturities of mortgages and note payable for each of the next five years and thereafter are as follows:

                  Year                             Amount
                  ----                             ------

                  1998                       $    2,535,296
                  1999                            6,411,061
                  2000                               91,707
                  2001                            4,763,161
                  2002                               56,964
                  Thereafter                      4,649,475
                                             --------------

                  TOTAL                        $ 18,507,664
                                             ==============


8.   FAIR VALUE OF FINANCIAL INTERESTS
     ---------------------------------

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable, accounts payable, accrued expenses, accounts payable - affiliates and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

     Management has determined that the estimated fair values of the mortgages payable on Commercial Park West and Camelot East, with carrying values of $5,400,000 and $4,871,608 at June 30, 1998, respectively, are believed to approximate their carrying value since new mortgages were obtained recently.
                                      -17-

     ----------------------------------------------

     The fair value of the mortgage and note payable on The Paddock cannot be determined because it is uncertain if a comparable mortgage could be obtained in the current market due to its current occupancy level of only 85% at June 30, 1998.

     The fair value of the mortgage payable on Inducon East cannot be determined at June 30, 1998 because it is uncertain if comparable bonds could be obtained in the current market. The bonds were issued by the Amherst Industrial Development Agency.

     The fair market values of the construction loans payable on Inducon East Phase III approximate their carrying values as they are due and payable on demand and have adjustable interest rates.


9.   RELATED PARTY TRANSACTIONS
     --------------------------

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $100,198 and $151,123 for the six months ended June 30, 1998 and 1997, respectively.

     Accounts payable - affiliates amounted to $0 and $20,084 at June 30, 1998 and 1997 respectively. The amount due is payable on demand.

     The Partnership entered into a management agreement with unrelated third parties for the management of The Paddock and Commercial Park West. The agreements provide for the payment of a management fee equal to 3% and 2% of monthly gross rental income, respectively.

     According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement). This fee totaled approximately $0 for the six months ended June 30, 1998.

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $1,700 and $10,000 for the six months ended June 30, 1998 and 1997, respectively.

10.  INCOME TAXES
     ------------

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

     The reconciliation of net loss for the six months ended June 30, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                    June 30,           June 30,
                                                      1997               1997
                                                      ----               ----

     Net loss - statement of operations           $   (122,412)     $  (862,838)

     Add to (deduct from):
          Difference in depreciation                   200,000          125,980
          Difference in investment in
          Joint Ventures                                     -           56,700
          Allowance for doubtful accounts               20,000           87,715
                                                  ------------    -------------

     Net income (loss) - tax return purposes      $     97,588     $   (592,443)
                                                  ============     ============

     -----------------------

     The reconciliation of Partners' Capital as of June 30, 1998 and December 31, 1997 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                      June 30,         December  31,
                                                        1998               1997
                                                        ----               ----
     Partners' Capital - balance sheet              $   5,473,370      $  5,595,782
     Add to (deduct from):
          Accumulated difference in
          depreciation                                  2,440,303         2,240,303
          Gain on sale of properties                     (905,955)         (905,955)
          Accumulated difference in investments
          in Joint Ventures                               543,845           543,845
          Syndication fees                              2,352,797         2,352,797
          Accumulated difference in amortization
          of organization costs                            21,738            21,738
          Other nondeductible expenses                  ( 198,605)         (218,605)
                                                    -------------     -------------

     Partners' Capital -
          tax return purposes                       $   9,727,493     $   9,629,905
                                                    =============     =============

PART II   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

Liquidity and Capital Resources
-------------------------------

The Partnership still maintains sufficient cash to enable it to not only fund current operations, but also to provide for future capital improvements. No distributions to partners were made in either the first six months of 1998 or 1997. The General Partner hopes to resume making distributions at some time during the remainder of 1998 or possibly at the beginning of 1999.

Occupancies at the properties in the Partnership continued in most locations to be favorable (i.e., exceeding 90 percent on average). The Paddock is expected to be refinanced during the next quarter of 1998, further improving cash flow in the Partnership due to anticipated decreases in debt service payments. Management continues to actively pursue new tenants by making capital improvements to the properties and through the use of rental promotions and concessions. Capital improvements including painting, installation of new carpeting and new appliances at Camelot East Apartments and improvements to building exteriors are all currently in process.

Management also continues to search for buyers for the properties in the Partnership as this is deemed to be in the best interest of the Limited Partners.


Results of Operations
---------------------

Partnership operations for the three month period ended June 30, 1998 resulted in a net loss of $82,169 or $3.79 per limited partnership unit compared to a loss of $331,424 or $15.31 per limited partnership unit for the same period in 1997. The Partnership operations for the six month period ended June 30, 1998 resulted in a net loss of $122,412 or $5.65 per limited partnership unit versus a six month 1997 net loss of $862,838 or $39.85 per unit.

Tax basis income for the six month period ended June 30, 1998 amounted to $97,588 or $4.51 per limited partnership unit compared to a tax loss of $592,443 or $27.36 per unit for the corresponding period in 1997.

---------------------------------

Total revenue for the three month period ended June 30, 1998 amounted to $1,651,165 decreasing approximately $182,000 from the three month period ended June 30, 1997. For the first six months of 1998 there was a decrease in total partnership revenue of slightly more than $1,126,000 as compared to the same period in 1997. The majority of the decrease is due to the sale of five residential properties from this Partnership in December 1997 (i.e., in the six month period ended June 30, 1997 there were five more properties included in both income and expenses). The five properties that were sold at the end of 1997 averaged a total of 56% of the Partnership's total revenues for the previous three years. The reason that a more sizable decrease between the quarters ended June 30, 1998 and 1997 is not noted is because the Inducon East and Inducon Phase III joint ventures are reported separately as unconsolidated joint ventures in 1997 and are not reported as such for 1998 since the Partnership now owns 100% of the ventures. Occupancy at the commercial properties in the Partnership, specifically The Paddock and Commercial Park West, continue to remain high, and therefore cash flow from operations remains positive for the six months ended June 30, 1998.

For the six month period ended June 30, 1998, expenses totaled $2,572,841. For the quarter ended June 30, 1998, Partnership expenses amounted to $1,733,334, almost double those of the first quarter of 1998. The increase in expenses between the first and second quarter of 1998 is largely due to physical improvements made to the properties to make them more appealing as the typically busy rental season (i.e., the summer and fall months) approaches. Improvements to the outside of the properties, such as painting and parking lot sealing, were started as soon as the weather permitted. Management plans to continue such improvements, so higher than usual property operation costs, specifically repairs, maintenance and payroll, are expected during the next quarter of 1998. Management continues to stress the importance of the physical appearance of the properties as a means of improving occupancy.

For the six month period ended June 30, 1997, the Inducon East Joint Venture generated a net loss of $236,925. For the six months ended June 30, 1998, this property, which is now 100% owned by the Partnership, incurred a diminutive net loss of $2,579.

The Inducon East Phase III Joint Venture generated a net loss of $20,571 for the six month period ended June 30, 1997. Net income for the property, which is now owned 100% by the Partnership, for the six month period ended June 30, 1998 amounted to $73,642.

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



By:      /s/ Joseph M. Jayson                               8/12/98
         ------------------------------              ------------------------
         Joseph M. Jayson,                                   Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                               8/12/98
         ------------------------------              ------------------------
         Joseph M. Jayson,                                    Date
         President and Director



         /s/ Michael J. Colmerauer                          8/12/98
         ------------------------------              ------------------------
         Michael J. Colmerauer                                Date
         Secretary