Form 10-Q
period 1998-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 1998-11-13
CIK 790067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


   For the Quarter Ended                           Commission File Number
    September 30, 1998                                   0-16561

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
             (Exact Name of Registrant as specified in its charter)


        Delaware                                       16-1275925
   (State of Formation)                    (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

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

As of September 30, 1998 the issuer had 21,002.8 units of limited partnership interest outstanding. The aggregate value of the units of limited partnership interest held by non-affiliates of the Registrant was $21,001,800.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------

                                      INDEX
                                      -----


                                                                                     PAGE NO.
                                                                                     --------
PART I:  FINANCIAL INFORMATION
-------  ---------------------

         Balance Sheets -
              September 30, 1998 and December 31, 1997                                   3

         Statements of Operations -
              Three Months Ended September 30, 1998 and 1997                             4

         Statements of Operations -
              Nine Months Ended September 30, 1998 and 1997                              5

         Statements of Cash Flows -
              Nine Months Ended September 30, 1998 and 1997                              6

         Statements of Partners' (Deficit) Capital -
              Nine Months Ended September 30, 1998 and 1997                              7

         Notes to Financial Statements                                                 8 - 20


PART II: MANAGEMENT'S DISCUSSION & ANALYSIS OF
----------------------------------------------
         FINANCIAL CONDITION & RESULTS OF
         --------------------------------
         OPERATIONS                                                                   21 - 22
         ----------

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1998 and December 31, 1997
                    ----------------------------------------
                                   (Unaudited)

                                                                   September 30,             December 31,
                                                                       1998                      1997
                                                                       ----                      ----
ASSETS
------

Property, at cost:
     Land and improvements                                          $ 2,435,519             $  2,435,519
     Buildings and improvements                                      25,730,935               25,722,116
     Furniture, fixtures and equipment                                  512,500                  512,500
                                                                  ----------------         -----------------
                                                                     28,678,954               28,670,135
     Less accumulated depreciation                                   10,006,760                9,010,190
                                                                  ----------------         -----------------
          Property, net                                              18,672,194               19,659,945



Investment in land                                                      397,946                  397,946

Cash                                                                  1,910,555                2,165,489
Investments in mutual funds                                           1,934,771                1,695,559
Accounts receivable, net of allowance for doubtful
     accounts of $211,958 and $140,390, respectively                    319,985                  202,412
Mortgage escrow                                                         617,784                  356,953
Mortgage costs, net of accumulated amortization
     of $648,638 and $566,754                                           414,279                  421,663
Leasing commissions, net of accumulated amortization
     of $595,437 and $541,456                                           215,835                  227,750
Other assets                                                            180,249                  115,394
                                                                  ----------------         -----------------

           Total Assets                                            $ 24,663,598             $ 25,243,111
                                                                  ================         =================


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgages and notes payable                                   $ 18,212,905             $ 18,507,664
     Accounts payable and accrued expenses                            1,031,331                  723,160
     Accrued interest                                                   203,543                  159,020
     Security deposits and prepaid rents                                244,930                  257,485
                                                                  ----------------         -----------------
           Total Liabilities                                         19,692,709               19,647,329
                                                                  ----------------         -----------------

Partners' (Deficit) Capital:
     General partners                                                  (262,811)                (244,064)
     Limited partners                                                 5,233,700                5,839,846
                                                                  ----------------         -----------------
          Total Partners' Capital                                     4,970,889                5,595,782
                                                                  ----------------         -----------------

          Total Liabilities and Partners' Capital                  $ 24,663,598             $ 25,243,111
                                                                  ================         =================


                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 Three Months Ended September 30, 1998 and 1997
                 ----------------------------------------------
                                   (Unaudited)

                                                                       Three Months               Three Months
                                                                           Ended                      Ended
                                                                       September 30,              September 30,
                                                                           1998                       1997
                                                                           ----                       ----

Income:
     Rental                                                             $ 1,033,976                $ 1,648,968
     Interest and other income                                              155,457                     79,959
                                                                     ------------------         ------------------
     Total income                                                         1,189,433                  1,728,927
                                                                     ------------------         ------------------

Expenses:
     Property operations                                                    790,457                    808,729
     Interest                                                               359,999                    547,083
     Depreciation and amortization                                          403,703                    390,136
     Administrative:
          Paid to affiliates                                                 29,350                    138,267
          Other                                                             108,405                    114,421
                                                                     ------------------         ------------------
     Total expenses                                                       1,691,914                  1,998,636
                                                                     ------------------         ------------------

Loss before allocated loss from joint venture                              (502,481)                  (269,709)

Allocated income (loss) from joint ventures                                       -                    (51,203)
                                                                     ------------------         ------------------

Net loss                                                                 $ (502,481)                $ (320,912)
                                                                     ==================         ==================

Loss per limited partnership unit                                          $ (23.21)                  $ (14.82)
                                                                     ==================         ==================

Distributions per limited partnership unit                                      $ -                        $ -
                                                                     ==================         ==================

Weighted average number of
     limited partnership units
     outstanding                                                           21,002.8                   21,002.8
                                                                     ==================         ==================



                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)

                                                                    Nine Months              Nine Months
                                                                       Ended                    Ended
                                                                   September 30,            September 30,
                                                                       1998                      1997
                                                                       ----                      ----

Income:
     Rental                                                         $ 3,152,731              $ 4,975,816
     Interest and other income                                          487,131                  330,245
                                                                  ----------------         -----------------
     Total income                                                     3,639,862                5,306,061
                                                                  ----------------         -----------------

Expenses:
     Property operations                                              1,569,016                2,319,839
     Interest                                                         1,070,816                1,679,758
     Depreciation and amortization                                    1,142,706                1,327,277
     Administrative:
          Paid to affiliates                                            177,919                  442,223
          Other                                                         304,298                  424,890
                                                                  ----------------         -----------------
     Total expenses                                                   4,264,755                6,193,987
                                                                  ----------------         -----------------

Loss before allocated loss from joint venture                          (624,893)                (887,926)

Allocated loss from joint ventures                                            -                 (295,824)
                                                                  ----------------         -----------------

Net loss                                                             $ (624,893)            $ (1,183,750)
                                                                  ================         =================

Loss per limited partnership unit                                      $ (28.86)                $ (54.67)
                                                                  ================         =================

Distributions per limited partnership unit                                  $ -                      $ -
                                                                  ================         =================

Weighted average number of
     limited partnership units
     outstanding                                                       21,002.8                 21,002.8
                                                                  ================         =================



                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)

                                                                    Nine Months              Nine Months
                                                                       Ended                    Ended
                                                                   September 30,            September 30,
                                                                       1998                      1997
                                                                       ----                      ----

Cash flow from operating activities:
     Net loss                                                       $ (624,893)            $ (1,183,750)

Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                   1,142,706                1,327,277
     Net loss from joint ventures                                            -                  295,824
Changes in operating assets and liabilities:
     Accounts receivable                                              (117,573)                 (33,546)
     Leasing commissions                                               (52,337)                 (82,890)
     Other assets                                                      (64,855)                 (48,993)
     Accounts payable and accrued expenses                             308,171                  262,563
     Accrued interest                                                   44,523                   17,116
     Security deposits and prepaid rent                                (12,555)                    (482)
                                                                  ----------------        -----------------
Net cash provided by operating activities                              623,187                  553,119
                                                                  ----------------        -----------------

Cash flow from investing activities:
     Investments in mutual funds                                      (239,212)                       -
     Accounts receivable - affiliates                                        -                   17,233
     Mortgage escrow                                                  (260,831)              (1,305,052)
     Capital expenditures                                               (8,819)                (486,037)
                                                                  ----------------        -----------------
Net cash (used in) investing activities                               (508,862)              (1,773,856)
                                                                  ----------------        -----------------

Cash flows from financing activities:
     Accounts payable - affiliates                                           -                   43,561
     Principal payments on mortgages and notes                        (294,759)                (137,502)
     Mortgage costs related to refinancing                             (74,500)                (981,836)
     Mortgage proceeds                                                       -                3,031,958
                                                                  ----------------        -----------------
Net cash (used in) provided by financing activities                   (369,259)               1,956,181
                                                                  ----------------        -----------------

(Decrease) increase in cash                                           (254,934)                 735,444

Cash - beginning of period                                           2,165,489                  800,741
                                                                  ----------------        -----------------

Cash - end of period                                               $ 1,910,555              $ 1,536,185
                                                                  ================        =================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                        $ 1,026,293              $ 1,662,642
                                                                  ================        =================

                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)


                                                                General                        Limited Partners
                                                                Partners
                                                                Amount                 Units                   Amount
                                                                ------                 -----                   ------

Balance, January 1, 1997                                      $ (459,529)             21,002.8              $ 3,754,082

Net loss                                                         (35,513)                    -               (1,148,238)
                                                           ------------------      ---------------        -----------------

Balance, September 30, 1997                                   $ (495,042)             21,002.8              $ 2,605,844
                                                           ==================      ===============        =================


Balance, January 1, 1998                                      $ (244,064)             21,002.8              $ 5,839,846

Net loss                                                         (18,747)                    -                 (606,146)
                                                           ------------------      ---------------        -----------------

Balance, September 30, 1998                                   $ (262,811)             21,002.8              $ 5,233,700
                                                           ==================      ===============        =================

                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)


1.    GENERAL PARTNERS' DISCLOSURE
      ----------------------------

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership V, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the nine month periods ended September 30, 1998 and 1997, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

     ---------------------------------------------------

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

     -------------------------------------------------------

     Rental Income
     -------------

     eases for residential properties have terms of one year or less. Commercial leases generally have terms of from one to five years. Rental income is recognized on the straight line method over the term of the lease.

     Investments in Mutual Funds
     ---------------------------

     The investments in mutual funds are stated at fair value, which approximates cost, at September 30, 1998.

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

     -----------------------------------------------------------

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

     In September 1992 Inducon East Phase III Joint Venture (the "Phase III Venture") was formed pursuant to an agreement dated September 8, 1992 between the Partnership and Inducon Corporation. The primary purpose of the Phase III Venture is to acquire land and construct office/warehouse buildings as income-producing property. The development, located in Amherst, New York, consists of 4.2 acres of land and two buildings measuring approximately 25,200 and 21,300 square feet, respectively. As of September 30, 1998, both buildings have been fully constructed and placed in service.

     In November 1997, the Partnership acquired an additional 50% interest in Inducon East and Inducon East Phase III through a buyout of the other joint venturers. At September 30, 1998, the Partnership owned 100% of the properties.

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

     -----------------------------------------------------------

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

5.   INVESTMENT IN LAND
     ------------------

     The Partnership owns approximately 96 acres of vacant land in Amherst, New York. The investment totaled $397,946 as of September 30, 1998 and 1997. The balance as of September 30, 1998 approximates the investment's fair value.


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

     ------------------------------------------

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

     In November 1997, the Partnership acquired the interest of Curtlaw Corporation for $40,000. At September 30, 1998, the Partnership owned 100% of the Inducon East property. The property began to be consolidated in the Partnership's financial statements beginning November 1, 1997.

     -----------------------------------------

     Inducon East Phase III Joint Venture (the "Phase III Venture") was formed pursuant to an agreement dated September 8, 1992 between the Partnership and Inducon Corporation. The primary purpose of the Phase III Venture is to acquire land and construct office/warehouse buildings as income producing property. The proposed development consists of 4.2 acres of land and two buildings with approximately 25,200 and 21,300 square feet, respectively. As of September 30, 1998, both buildings have been fully constructed and placed in service.

     The Partnership has contributed $1,582,316 to the Phase III Venture. The remaining funds needed to complete construction came from a $750,000 construction loan. The balance of this loan at September 30, 1998 is $448,580.

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

     In November 1997, the Partnership acquired the interest of Inducon Corporation for $40,000. At September 30, 1998, the Partnership owned 100% of the Inducon East Phase III property. The property began to be consolidated in the Partnership's financial statements beginning November 1, 1997.

7.   MORTGAGES AND NOTES PAYABLE
     ---------------------------

     The Partnership has the following mortgages and notes payable:

     The Paddock Building
     --------------------

     An 8.75% mortgage with a balance of $1,566,205 and $1,635,144 at September 30, 1998 and 1997, respectively, which provides for annual principal and interest payments of $219,612 payable in equal monthly installments with a final payment of $1,589,511 initially due in June 1998; this mortgage was initially extended to September 30, 1998 and then again to December 1, 1998. Also, a 10% demand note with a balance of $180,000 as of September 30, 1998 and 1997 providing for monthly interest payments of $1,500.

     The Williamsburg North Apartments
     ---------------------------------

     The property's mortgage outstanding of $2,500,000 at September 30, 1997 was refinanced during 1997. The mortgage was assumed by the buyer when the property was sold in December 1997.

     The Fountains Apartments
     ------------------------

     The property's mortgage outstanding of $3,895,346 at September 30, 1997 was refinanced during May 1997. The mortgage was assumed by the buyer when the property was sold in December 1997.

     Camelot East Apartments
     -----------------------

     A mortgage with a balance of $4,831,897 at September 30, 1998, providing for monthly principal and interest payments of $33,927, bearing interest at 7.4%. The note matures November 2027.

     A mortgage with a balance of $4,900,000 at September 30, 1997, providing for interest payments only, bearing interest at 9.1875%. The note was to mature in June 1999 but was subsequently converted to a term loan.

     O'Hara Apartments
     -----------------

     The property's mortgage outstanding of $1,598,016 at September 30, 1997 was refinanced during May 1997. The mortgage was assumed by the buyer when the property was sold in December 1997.

     ---------------------------------------

     Wayne Estates Apartments
     ------------------------

     The property's mortgage outstanding of $3,091,162 at September 30, 1997 was refinanced during May 1997. The mortgage was assumed by the buyer when the property was sold in December 1997.

     Jackson Park
     ------------

     The property's mortgage outstanding of $1,597,753 at September 30, 1997 was refinanced during May 1997. The mortgage was assumed by the buyer when the property was sold in December 1997.

     Commercial Park West
     --------------------

     A mortgage with a balance of $4,811,354 at September 30, 1998 requiring interest only payments for a term of two years at a rate equivalent to 300 basis points over the thirty-day LIBOR rate (9.1875% at September 30, 1998). The loan may at any time during the two years be converted to a thirty year fixed mortgage.

     A 9.25% mortgage with a balance of $4,834,629 at September 30, 1997, which provided for interest only payments through June 1995. On July 1, 1995, interest changed to 10% with annual principal and interest payments of $516,012 payable in equal monthly installments. The remaining balance of $4,691,234 was to be due June 2001. This mortgage was refinanced during 1998 and the balance was paid in full.

     Inducon East
     ------------

     The construction of the property's buildings were financed through proceeds of $3,200,000 and $750,000, 10.25% revenue bonds issued by the Town of Amherst Industrial Development Agency, both payable through November 1999. The principal balance due on the bonds at September 30, 1998 was $3,466,849. The principal balances at September 30, 1997 totaled $3,564,011. Collateral on the bonds is the property, an assignment of leases and subleases, a security interest in machinery and equipment, and a conditional guarantee.

     Additional financing was obtained through proceeds of a $3,200,000, 9.45% bond issued by the Town of Amherst Industrial Development Agency, payable through December 1999. The principal balance due on the bond at September 30, 1998 and 1997 was $2,914,007 and $2,975,000, respectively. Collateral is the property and an assignment of rents. Management is currently in the process of refinancing the loans/mortgages on this property.

     ---------------------------------------

     Inducon East Phase III
     ----------------------

     Construction was financed through $750,000 demand loans. In the absence of such a demand, the terms of the loans require monthly principal and interest payments of $14,888 at a rate of prime plus 1.5% (10% at September 30, 1998) with a five year amortization. The loans are collateralized by the building. Draws on the loans totaled $448,580 and $554,711 at September 30, 1998 and 1997, respectively. Management is currently in the process of refinancing the loan on this property.

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

     Management has determined that the estimated fair values of the mortgages payable on Commercial Park West and Camelot East, with carrying values of $4,811,354 and $4,831,897 at September 30, 1998, respectively, are believed to approximate their carrying value since new mortgages were obtained recently.

     -----------------------------------------------

     The fair value of the mortgage and note payable on The Paddock cannot be determined because it is uncertain if a comparable mortgage could be obtained in the current market due to its current occupancy level of only 70% at September 30, 1998.

     The fair value of the mortgage payable on Inducon East cannot be determined at September 30, 1998 because it is uncertain if comparable bonds could be obtained in the current market. The bonds were issued by the Amherst Industrial Development Agency.

     The fair market values of the construction loans payable on Inducon East Phase III approximate their carrying values as they are due and payable on demand and have adjustable interest rates.


9.   RELATED PARTY TRANSACTIONS
     --------------------------

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $148,590 and $265,889 for the nine months ended September 30, 1998 and 1997, respectively.

     Accounts payable - affiliates amounted to $0 and $43,561 at September 30, 1998 and 1997 respectively. The amount due was payable on demand.

     The Partnership entered into a management agreement with unrelated third parties for the management of The Paddock and Commercial Park West. The agreements provide for the payment of a management fee equal to 3% and 2% of monthly gross rental income, respectively.

     According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement). This fee totaled approximately $0 for the nine months ended September 30, 1998.

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $2,550 and $10,000 for the nine months ended September 30, 1998 and 1997, respectively.

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

     The reconciliation of net loss for the nine months ended September 30, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                   September 30,               September 30,
                                                       1998                        1997
                                                       ----                        ----

Net loss - statement of operations                 $  (624,893)                $(1,183,750)

Add to (deduct from):
     Difference in depreciation                        300,000                     188,970
     Difference in investment in
     Joint Ventures                                          -                      85,050
     Allowance for doubtful accounts                    30,000                     131,572
                                                     -------------             -------------

Net (loss) - tax return purposes                   $  (294,893)                $  (778,158)
                                                     =============             =============

     ------------------------

     The reconciliation of Partners' Capital as of September 30, 1998 and December 31, 1997 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                     September 30,                December 31,
                                                         1998                        1997
                                                         ----                        ----

Partners' Capital - balance sheet                   $  4,970,889                 $  5,595,782
Add to (deduct from):
     Accumulated difference in
     depreciation                                      2,540,303                    2,240,303
     Gain on sale of properties                         (905,955)                    (905,955)
     Accumulated difference in investments
     in Joint Ventures                                   543,845                      543,845
     Syndication fees                                  2,352,797                    2,352,797
     Accumulated difference in amortization
     of organization costs                                21,738                       21,738
     Other nondeductible expenses                      ( 188,605)                    (218,605)
                                                   ----------------             ---------------

Partners' Capital -
     tax return purposes                           $   9,335,012                  $ 9,629,905
                                                   ================             ===============

PART II  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
         FINANCIAL CONDITION ANDRESULTS OF OPERATIONS.
         ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership still maintains sufficient cash to enable it to not only fund current operations, but also to provide for future capital improvements. No distributions to partners were made in either the first nine months of 1998 or 1997. The General Partner hopes to resume making distributions at some time during the beginning of 1999.

Occupancies at the properties in the Partnership continued in most locations to be favorable (i.e., exceeding 90 percent on average). The Paddock and both Inducon complexes are expected to be refinanced during the last quarter of 1998, further improving cash flow in the Partnership due to anticipated decreases in debt service payments. Management continues to actively pursue new tenants by making capital improvements to the properties and through the use of rental promotions and concessions. Capital improvements including painting, installation of new carpeting and new appliances at Camelot East Apartments and improvements to building exteriors are all currently in process. Such work is being funded through capital improvement reserves set up with lenders.

Management also continues to search for buyers for the properties in the Partnership as this is deemed to be in the best interest of the Limited Partners.


Results of Operations
---------------------

Partnership operations for the three month period ended September 30, 1998 resulted in a net loss of $502,481 or $23.21 per limited partnership unit compared to a loss of $320,912 or $14.82 per limited partnership unit for the same period in 1997. The Partnership operations for the nine month period ended September 30, 1998 resulted in a net loss of $624,893 or $28.86 per limited partnership unit versus a nine month 1998 net loss of $1,183,750 or $54.67 per unit.

The tax basis loss for the nine month period ended September 30, 1998 amounted to $294,893 or $13.62 per limited partnership unit compared to a tax loss of $778,158 or $35.94 per unit for the corresponding period in 1997.

---------------------------------

Total revenue for the three month period ended September 30, 1998 amounted to $1,189,433 decreasing approximately $539,500 from the three month period ended September 30, 1997 when total revenue amounted to $1,728,927. For the first nine months of 1998 there was a decrease in total partnership revenue of slightly more than $1,666,200 as compared to the same period in 1997; total revenue for the nine month periods ended September 30, 1998 and 1997 were $3,639,862 and $5,306,061, respectively. The majority of the decrease is due to the sale of five residential properties from this Partnership in December 1997 (i.e., in the nine month period ended September 30, 1997 there were five more properties included in both income and expenses). The five properties that were sold at the end of 1997 averaged a total of 56% of the Partnership's total revenues for the previous three years. The reason that a more sizable decrease between the quarters ended September 30, 1998 and 1997 is not noted is because the Inducon East and Inducon Phase III joint ventures are reported separately as unconsolidated joint ventures in 1997 and are not reported as such for 1998 since the Partnership now owns 100% of the ventures. Occupancy at the commercial properties in the Partnership (with the exception of The Paddock), specifically Commercial Park West, continue to remain high, and therefore cash flow from operations remains positive for the nine months ended September 30, 1998.

For the nine month period ended September 30, 1998, expenses totaled $4,264,755. For the quarter ended September 30, 1998, Partnership expenses amounted to $1,691,914. The increase in expenses between the different quarters of 1998 is largely due to physical improvements made to the properties to make them more appealing in order to increase (and maintain, where applicable) occupancy levels. Improvements to the outside of the properties, such as painting and parking lot sealing, will continue as long as the weather permits. Management plans to continue such improvements, so higher than usual property operation costs, specifically repairs, maintenance and payroll, are expected to continue into the early part of 1999. Management continues to stress the importance of the physical appearance of the properties as a means of improving occupancy.

For the nine month period ended September 30, 1997, the Inducon East Joint Venture generated a net loss of $296,897. For the nine months ended September 30, 1998, this property, which is now 100% owned by the Partnership, incurred a relatively minor net loss of $14,665.

The Inducon East Phase III Joint Venture generated a net loss of $14,497 for the nine month period ended September 30, 1997. Net income for the property, which is now owned 100% by the Partnership, for the nine month period ended September 30, 1998 amounted to $83,164.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP V



By:  /s/   Joseph M. Jayson                           November 13, 1998
     ----------------------                           -----------------
     Joseph M. Jayson,                                      Date
     Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  REALMARK PROPERTIES, INC.
     Corporate General Partner

     /s/   Joseph M. Jayson                           November 13, 1998
     ----------------------                           -----------------
     Joseph M. Jayson,                                      Date
     President and Director




     /s/   Michael J. Colmerauer                      November 13, 1998
     ---------------------------                      -----------------
     Michael J. Colmerauer                                  Date
     Secretary