Form 10-K
period 1998-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 1999-05-20
CIK 790067

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

        (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      For the Fiscal Year Ended December 31, 1998

        ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES  AND EXCHANGE ACT OF 1934.  (NO FEE
               REQUIRED)

                         Commission File Number 0-16561

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
             (Exact Name of Registrant as specified in its Charter)


Delaware                                             16-1275925
(State of Formation)                       ---------------------------------
                                           (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-9090
Securities registered pursuant
to Section 12(b) of the Act:                          None
Securities registered pursuant
  to Section 12(g) of the Act:                        Units of Limited
                                                      Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ( )


                       DOCUMENTS INCORPORATED BY REFERENCE
        See item 14 for a list of all documents incorporated by reference

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

        The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. As of December 31, 1998, the Partnership owned one (1) 205 unit apartment complex in Louisville, KY, one (1) 65,334 square foot office/warehouse building in Nashville, Tennessee, one (1) 115,021 square foot office complex in Durham, North Carolina, and two (2) office/warehouse complexes in Amherst, New York, totaling 196,500 square feet.

        The business of the Partnership is not seasonal. As of December 31, 1998, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1998 were employees of the Corporate General Partner or its affiliates.

        The occupancy for each complex as of December 31, 1998, 1997 and 1996 was as follows:



                                      1998         1997         1996
                                      ----         ----         ----

Camelot                                92%          98%          97%
The Paddock                            77%          86%          89%
Commercial Park West                   97%         100%          99%
Inducon East                           93%          89%           -
Inducon East Phase III                 96%         100%           -
Williamsburg North                                   -           88%
                                        -
Fountains                                            -           89%
                                        -
O'Hara                                  -            -           92%
Wayne Estates                           -            -           93%
Jackson Park                            -            -           97%

        The percentage of total Partnership revenue generated from each complex as of December 31, 1998, 1997 and 1996 was as follows:


                                     1998         1996         1997
                                     ----         ----         ----

Camelot                              28%           18%          18%
The Paddock                           7%            6%           5%
Commercial Park West                 31%           20%          19%
Inducon East                         26%            3%          --
Inducon East Phase III                8%            1%          --
Williamsburg North                   --            12%          14%
Fountains                            --            15%          17%
O'Hara                               --             7%           7%
Wayne Estates                        --            11%          12%
Jackson Park                         --             7%           8%


        This annual report contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Such forward-looking statements are contained in Item 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements.


ITEM 2: PROPERTIES
-------

The following is a list of properties owned by the Partnership at December 31, 1998:


Property Name
-------------
  and Location                      General Character of Property                           Purchase Date
  ------------                      -----------------------------                           -------------
Camelot East Apts.                  Apartment complex; 23 buildings on 6 acres;                  May 1988
  Louisville, KY                    205 units. The outstanding mortgage balance
                                    at December 31, 1998 was $4,855,113
                                    providing for annual principal and interest
                                    payments of approximately $407,000 including
                                    interest at 7.4%. The mortgage matures
                                    November 2027.

The Paddock Building                Office/Warehouse Building; 65,334 square                     May 1987
  Nashville, TN                     feet.  The property is currently managed by
                                    an unrelated third party. Realmark
                                    Corporation, an affiliate of the Corporate
                                    General Partner, closely monitors the
                                    operations. The outstanding mortgage balance
                                    at December 31, 1998 was $1,700,000. The
                                    mortgage provides for monthly principal and
                                    interest payments of $12,785 including
                                    interest at 7.70% and matures January 2009
                                    with a balloon payment of approximately
                                    $1,375,000.




ITEM 2:       PROPERTIES (Con't.)
-------       -------------------

Property Name
 and Location                       General Character of Property                           Purchase Date
 ------------                       -----------------------------                           -------------

Commercial Park West                Office complex; 3 buildings totaling                         June 1991
  Durham, NC                        115,021 square feet.  The property is
                                    managed by an unrelated third party, with
                                    Realmark Corporation, an affiliate of the
                                    Corporate General Partner, closely
                                    monitoring the operations. The outstanding
                                    mortgage balance (bridge loan) at December
                                    31, 1998 was $5,400,000 providing for
                                    monthly interest payments at 3.50% above the
                                    Euro Libor rate (9.0625% at December 31,
                                    1998). The mortgage matures March 2000.

Inducon East                        Office/warehouse complex; 6 buildings on                     Acquired
  Amherst, NY                       15 acres; approximately 150,000 sq. ft of                    April 1987 as
                                    rentable space.  The outstanding mortgage                    Joint Venture;
                                    balance at December 31, 1998 was $6,205,000,                 fully acquired
                                    providing for monthly principal and interest                 November 1997
                                    payments of $46,827, including interest at 7.74%.
                                    The mortgage matures January 2009.


Inducon East Phase III              The development consists of two buildings totaling           Acquired
   Amherst, NY                      46,500 sq. ft. The outstanding mortgage                      September 1992
                                    balance at December 31, 1998 was $1,875,000,                 as Joint Venture;
                                    providing for monthly principal and interest                 fully acquired
                                    payments of $14,150, including interest at 7.74%.            November 1997
                                    The mortgage matures January 2009.


ITEM 3: LEGAL PROCEEDINGS
-------------------------

        The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings that would impact the future financial position and operations of the Partnership.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

        None.

                                     PART II
                                     -------

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED
-------------------------------------------------
        PARTNERSHIP INTEREST.
        ---------------------

        There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

        Distributions of approximately $3,580,000 were made to the partners in the year ended December 31, 1998. There were no Partnership distributions for the years ended December 31, 1997 or 1996.

        As of December 31, 1998, there were 2,180 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------

                                                              Realmark Properties Investors Limited Partnership-V
                                                              ---------------------------------------------------

                                            Year Ended        Year Ended         Year Ended          Year Ended        Year Ended
                                           Dec. 31, 1998     Dec. 31, 1997      Dec. 31, 1996       Dec. 31, 1995     Dec. 31, 1994
                                           -------------     -------------      -------------       -------------     -------------
Total assets                               $ 21,607,696       $ 25,243,111       $ 26,050,643       $ 27,477,303       $ 29,432,301
                                           ============       ============       ============       ============       ============
Notes payable and
  long-term obligations                    $ 20,035,113       $ 18,507,664       $ 21,337,592       $ 21,606,473       $ 21,918,069
                                           ============       ============       ============       ============       ============

------------------------------------------------------------------------------------------------------------------------------------

Revenue                                    $  4,751,433       $  7,068,782       $  7,012,767       $  7,213,894       $  6,799,739

Expenses                                      6,009,276          9,151,387          7,919,987          8,782,511          7,745,256
                                           ------------       ------------       ------------       ------------       ------------

Loss before allocated
  loss from joint ventures
  and gain on sale of
  properties                                 (1,257,843)        (2,082,605)          (907,220)        (1,568,617)          (945,517)

Loss from Joint Ventures                           --             (625,953)          (354,921)          (394,263)          (338,372)

Gain on sale of properties                         --            5,009,787               --                 --                 --
                                           ------------       ------------       ------------       ------------       ------------

Net (loss) income                          $ (1,257,843)      $  2,301,229       $ (1,262,141)      $ (1,962,880)      $ (1,283,889)
                                           ============       ============       ============       ============       ============

------------------------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided
  by operating activities                  $   (138,388)      $ (1,179,623)      $    733,884       $    360,672       $     81,380

Principal payments on
  mortgages                                    (537,588)          (270,610)          (268,881)          (311,596)        (1,412,022)

Proceeds from refinancing                    15,180,000         19,310,000               --                 --            8,250,000

Principal payments at
  refinancing                               (13,114,963)       (14,563,042)              --                 --           (6,085,000)
                                           ------------       ------------       ------------       ------------       ------------

Net cash provided
  by operating activities
  plus proceeds less
  principal payments on
  long-term debt                           $  1,389,061       $  3,296,725       $    465,003       $     49,076       $    834,358
                                           ============       ============       ============       ============       ============

------------------------------------------------------------------------------------------------------------------------------------

(Loss) income per limited
  partnership unit                         $     (58.09)      $      99.31       $     (58.29)      $     (90.65)      $     (59.30)
                                           ============       ============       ============       ============       ============

Distributions per limited
  partnership unit                         $     165.36       $       --         $       --         $       --         $       5.00
                                           ============       ============       ============       ============       ============

Weighted average number
  of limited partnership
  units outstanding                            21,002.8           21,002.8           21,002.8           21,002.8           21,002.8
                                           ============       ============       ============       ============       ============

------------------------------------------------------------------------------------------------------------------------------------

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------    ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ----------------------------------------------

Liquidity and Capital Resources:
--------------------------------

        The Partnership successfully refinanced the mortgages on The Paddock, Commercial Park West, Inducon East and Inducon East Phase III during the year ended December 31, 1998. Upon obtaining the new financing, the previous mortgages were paid in full with no gain or loss resulting. The result of the refinancing was additional cash provided by the new mortgages and lower interest rates. Escrow accounts were set up as part of the new mortgages on the Paddock and Inducon East; these accounts are to be used to cover the costs of the necessary improvements and future tenant improvements at these commercial buildings. The new mortgage on Commercial Park West is set up as a bridge loan which matures in March 2000. Management continues to work on permanent financing for this property.

        In 1999, management intends to market Camelot East Apartments for sale as this is deemed to be in the best interest of the Limited Partners. Marketing efforts will include advertising in national newspapers, such as The Wall Street Journal, and mailing of sales packages and follow-up telephone calls to brokers. Management has received offers on this property, but either the offers have been lower than what management feels the property is worth in the current marketplace or the sale was subject to a number of contingencies and was eventually canceled by the buyer.

        During November of 1997, the Partnership acquired 100% interest in Inducon East and Inducon East Phase III. Prior to this time, the Partnership had a 50% interest in each of these commercial properties. These properties began to be consolidated in the Partnership's financial statements in November 1997.

        On November 4, 1997, a consent solicitation statement was sent to all Limited Partners of this Partnership. The offering was for the purchase of five of the residential complexes in the Partnership: Williamsburg North Apartments, The Fountains Apartments, O'Hara Apartments, Wayne Estates Apartments, and Jackson Park Apartments. The price offered in the document for the properties, including the proceeds from the sale and distributions from other sources, was $16,107,000 or approximately $171 per Limited Partnership unit. The purchaser is an affiliate by common ownership of the General Partners. Consent under the offering was received and the sale was finalized on December 5, 1997. The sale resulted in a gain of $5,009,787. A distribution of a portion of the proceeds from the sale of approximately $3,580,000 was made during the first quarter of 1998. The Partnership made no distributions in the years ended December 31, 1997 or 1996. It is uncertain as to when the Partnership will be in a position to make future distributions, although management is hopeful that distributions will be made again in the future once the capital improvement work scheduled at the properties is either completed or the full costs may be measured.

        Significant non-capitalizable capital improvement work has been done at Camelot East Apartments in order to make the property physically more appealing to both potential tenants and current residents. Such work includes new carpeting and paint in all hallways and replacement of appliances and carpets in units on an as-needed basis. Additionally, apartments are being painted, cabinets are being replaced and wallpaper and mirrors are being added as upgrades to apartments. During 1999, management has plans to do paving, repairs to decks and exterior siding work at the property with an estimated cost of approximately $137,000. Capital improvement work in process at Inducon East includes repairs to roofs which were damaged by ice and snow during the winter and landscaping including planting of trees and shrubs to make the property visually more appealing. Much of the above-described work is expected to be paid for out of escrow accounts set up with lenders. Improvements scheduled for early 1999 at Commercial Park West include replacement of carpeting in various hallways, replacement of restroom wallpaper, painting of hallways and repairs to pavement; such work is anticipated to cost approximately $112,000.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
          ------------------------------------------------------

Liquidity and Capital Resources:
--------------------------------

        Although at December 31, 1998 the Partnership was not in compliance with certain debt covenants, the General Partner(s) have been in contact with the lender(s) and have informed them of the covenants which they are not in compliance with. After discussing this issue with the lender(s), the General Partners do not expect there to be any material adverse repercussions from the lack of compliance.

        The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work is scheduled to begin May 1, 1999 and is expected to take three months. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management expects to be fully Year 2000 compliant with all testing done by September 30, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.


Results of Operations:
----------------------

        For the year ended December 31, 1998, the Partnership incurred a loss of $1,257,843 or $58.09 per limited partnership unit. For the year ended December 31, 1997, the Partnership reported net income of $2,301,229 or $99.31 per limited partnership unit. The income was the result of a gain from the sale of five residential apartment complexes amounting to approximately $5,000,000. Without considering the gain, the Partnership incurred a net loss of $2,708,558 or $125.09 per limited partnership unit. For the year ended December 31, 1996, the loss incurred totaled $1,262,141 or $58.29 per limited partnership unit.

ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------     ---------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
            ------------------------------------------------------

Results of Operations (Con't.):
-------------------------------

        Partnership revenue for the year ended December 31, 1998 totaled $4,751,433, consisting of rental revenue of $4,656,844 and other income, which includes interest, laundry income and other miscellaneous sources of income, of $94,589. For the year ended December 31, 1997, Partnership revenue totaled $7,068,782, consisting of rental income of $6,739,210 and other income of $329,572. For the same period in 1996, total revenue reported was $7,012,767; this was made up of rental revenue of $6,661,327 and other income of $351,440. The primary reason for the decrease in total revenue when comparing the year ended December 31, 1998 to both 1997 and 1996 is that the Partnership owned five more residential apartment complexes which were reporting income for most of 1997 and all of 1996 (i.e., in 1997 these complexes reported rental income of approximately $3,433,000 and other income of approximately $264,000; in 1996 these five complexes reported rental income of approximately $3,748,000 and other income of approximately $258,000). Also contributing to the decrease in rental revenue, there was a decrease in occupancy at four of the five remaining properties in the Partnership when comparing 1998 to both 1997 and 1996. The most significant decrease in occupancy was noted at the Paddock Office/Warehouse Building in Nashville, TN which lost a tenant during early 1998 that previously occupied approximately 10,000 square feet. Adding to income in 1998 was the two Inducon properties were consolidated with the rest of the Partnership properties (i.e., in previous years, these two properties were reported as unconsolidated joint ventures); this added rental income of approximately $1,597,000 which for 1997 and 1996 was not included in rental income but rather reported as part of the loss from joint ventures. For the years ended December 31, 1997 and 1996, rental revenue for these properties was approximately $1,631,000 and $1,686,000, respectively.

        Partnership expenses for the year ended December 31, 1998 totaled $6,009,276, a considerable decrease over the expenses of the years ended December 31, 1997 and 1996 which were $9,151,387 and $7,919,987, respectively. The decrease can be attributed to there being less properties reporting expenses in the Partnership. For the years ended December 31, 1997 and 1996, expenses related to the properties which were sold totaled approximately $4,799,000 and $4,224,000, respectively. After considering the sale of the five properties and the previously-mentioned consolidation of the Inducon properties, total expenses increased for the year ended December 31, 1998 as compared to those incurred during 1997 and 1996. The properties remaining in the Partnership at December 31, 1998 generally incurred higher operating expenses during 1998 as compared to the two previous years. The increased expenses are attributable to significant non-capitalizable capital improvement work being done at the properties. Much of the work has been done by on-site personnel, thus resulting in increased payroll and associated costs; such costs increased by over $38,000 between the years ended December 31, 1998 and 1997 and over $30,000 between the years ended December 31, 1998 and 1996. For this same reason, an increase of approximately $47,000 in payroll and associated costs for Inducon East occurred between 1998 and 1997, and an over $20,000 increase in such costs occurred during the same years for Inducon East Phase III. Due to the aging portfolio, considerable amounts of capital improvements (capitalizable and non-capitalizable) and repair work must done at the properties in this partnership. Such work includes interior and exterior painting, siding and wood replacement, carpeting replacement, paving repairs and appliance replacement. Additional amortization expense reported for the year ended December 31, 1998 totaling approximately $115,000 was the result of new financing obtained on all four of the commercial properties in the Partnership and the write-off of the previously capitalized mortgage acquisition costs on these properties. Additional amortization expense in 1997 was the result of new financing obtained during the year on all of the residential complexes in the Partnership and the sale of the five properties as discussed above. In 1997, the new financing and sale led to the write-off of the majority of the previously capitalized mortgage acquisition costs. The write-off of such costs amounted to approximately $1,000,000.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
          ------------------------------------------------------

Results of Operations (Con't.):
-------------------------------

        For the year ended December 31, 1998, the tax basis loss was $510,373 or $23.57 per limited partnership unit compared to a tax income of $1,461,448 or $67.50 per unit for the year ended December 31, 1997 and a tax loss of $721,465 or $33.32 per limited partnership unit for the year ended December 31, 1996.


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

        The Partnership does not have investments in instruments which are subject to market risk (e.g., derivatives, options or other interest sensitive instruments).


ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------   --------------------------------------------

        Listed under Item 14 of the report.


ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------   ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ---------------------------------------

        None.


                                    PART III
                                    --------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE
--------  ---------------------------------------
          REGISTRANT.
          -----------

        The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1999, are listed below. Each director is subject to election on an annual basis.

                              Title of All Positions             Year First
Name                          Held With the Company           Elected Director
----                          ---------------------           ----------------

Joseph M. Jayson              President and Director                1979

Judith P. Jayson              Vice President and Director           1979

Michael J. Colmerauer         Secretary                              N/A


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

        The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE
--------  ---------------------------------------
          REGISTRANT. (Con't.)
          --------------------

         Joseph M. Jayson, age 60, is Chairman and Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is President and Director of Realmark Corporation and Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been engaged in real estate business for the last 36 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 36 years been engaged in various aspects of real estate brokerage investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967, left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed, or participated in various ways, in forming over 30 real estate related limited partnerships. For the past seventeen years, Mr. Jayson and J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 59, is currently Vice-President and Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 27 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

         Michael J. Colmerauer, 40, is Secretary and in-house legal counsel for J.M. Jayson & Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 15 years.


ITEM 11:  EXECUTIVE COMPENSATION.
--------  -----------------------

        No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for its fiscal years ended December 31, 1998, 1997 or 1996; nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 1998, 1997 or 1996.

ITEM 11:  EXECUTIVE COMPENSATION  (Con't.).
--------  ---------------------------------

        The following table sets forth for the years ended December 31, 1998, 1997 and 1996 the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:


      Entity Receiving                       Type of
        Compensation                      Compensation                      1998          1997          1996
        ------------                      ------------                      ----          ----          ----
US Capital Corp.
(An affiliate of the
General Partners)                     Loan Placement                      $151,800      $234,500      $   --
                                                                          --------      --------      --------

Realmark Properties, Inc.
(The Corporate
General                               Partner) Reimbursement for
                                       allocated partnership
                                       administration expenses:
                                          Investor Service Fees             13,424        14,261        12,699
                                          Brokerage                         25,815        51,765        34,571
                                          Portfolio Management
                                             & Accounting Fees             196,676       269,171       271,526

                                       Partnership Management Fees            --          30,600        56,100

Realmark Corporation                   Property Management Fees            212,285       333,322       365,877
                                       Computer Service Fees                 6,690        20,842        20,592

                                                                           454,890       719,961       761,365
                                                                          --------      --------      --------

                                       Total                              $606,690      $954,461      $761,365
                                                                          ========      ========      ========


The Corporate General Partner is entitled to a continuing Partnership Management Fee equal to 7% of net cash flow as defined in the Partnership Agreement. No such fee was paid in the year ended December 31, 1998. This fee totaled $30,600 and $56,100 for the years ended December 31, 1997 and 1996, respectively. The General Partners are also entitled to 3% of Distributable Cash, as defined in the Partnership Agreement (no such amounts were distributed for the years ended December 31, 1998, 1997 and 1996) and to certain expense reimbursements with respect to Partnership operations.

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

ITEM 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------       -----------------------------------------------
               AND MANAGEMENT.
               ---------------

        No person owns of record or beneficially more than five percent (5%) of the units of Limited Partnership Interest of the Partnership. The General Partners, as of December 31, 1998, owned three (3) units of Limited Partnership Interest.

        Affiliates of the General Partners own of record or beneficially 476.1 units of Limited Partnership Interest constituting 2.26% of the Partnership Interest.

        Based upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the registrant, all reports were filed, however one report was filed subsequent to their required due date. This report contained a total of two transactions totaling 48.5 limited partnership units.


ITEM 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
--------       -----------------------------------------------

        During 1998, no transactions occurred between the Partnership and the officers and directors of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in
Note 4 to the financial statements.

        As discussed in Note 3, the Partnership sold five residential properties to U.S. Apartments LLC, a wholly-owned affiliate of the General Partners, in December 1997.

ITEM 14:       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
--------       ---------------------------------------------
               REPORTS ON FORM 8-K.
               --------------------

        (a)    Financial Statements and Schedules.
               -----------------------------------

               FINANCIAL STATEMENTS                                     PAGE
               --------------------                                     ----

               (i)    Independent Auditors' Report                        15

               (ii)   Balance Sheets at December 31, 1998 and 1997        16

               (iii)  Statements of Operations for the years ended
                        December 31, 1998, 1997 and 1996                  17

               (iv)   Statements of Partners' Capital (Deficit)
                        for the years ended December 31, 1998,
                        1997 and 1996 18

               (v)    Statements of Cash Flows for the years ended
                        December 31, 1998, 1997 and 1996                  19

               (vi)   Notes to Financial Statements                    20 - 30

               FINANCIAL STATEMENT SCHEDULE
               ----------------------------

               (i)    Schedule III - Real Estate and Accumulated
                        Depreciation                                   31 - 32


        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

        (b)    Reports on Form 8-K
               -------------------

        None.

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

               27.  Financial Data Schedule

                    (a)  Schedule is included herewith.

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership-V

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership-V as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-V at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Buffalo, New York

April 27, 1999

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

Assets                                                1998             1997
------                                                ----             ----

Property, at cost:
  Land                                            $ 2,435,519       $ 2,435,519
  Buildings                                        26,089,842        25,722,116
  Furniture, fixtures and equipment                   513,807           512,500
                                                --------------   ---------------
                                                   29,039,168        28,670,135
  Less accumulated depreciation                    10,222,305         9,010,190
                                                --------------   ---------------
      Property, net                                18,816,863        19,659,945


Investment in land                                    417,473           397,946

Cash                                                  188,887         2,165,489
Investments in mutual funds                                 -         1,695,559
Accounts receivable, net of allowance
  for doubtful accounts of
  $81,000 and $140,390 in 1998 and 1997,
  respectively                                         75,023           202,412
Mortgage escrow                                       980,981           356,953
Mortgage costs, net of accumulated amortization
  of $143,560 and $566,754 in 1998 and 1997,
  respectively                                        839,242           421,663
Other assets                                          289,227           343,144
                                                --------------   ---------------

           Total Assets                           $21,607,696       $25,243,111
                                                ==============   ===============


Liabilities and Partners' Capital

Liabilities:
  Mortgages payable                               $20,035,113       $18,507,664
  Accounts payable and accrued expenses               345,593           723,160
  Accounts payable - affiliates                       185,272                 -
  Interest payable                                     65,418           159,020
  Security deposits and prepaid rents                 218,831           257,485
                                                --------------   ---------------
           Total Liabilities                       20,850,227        19,647,329
                                                --------------   ---------------


Partners' capital (deficit):
  General partners                                   (389,213)         (244,064)
  Limited partners                                  1,146,682         5,839,846
                                                --------------   ---------------
           Total Partners' Capital                    757,469         5,595,782
                                                --------------   ---------------

           Total Liabilities and Partners'
             Capital                               $21,607,696       $25,243,111
                                                 =============   ===============

                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                                      1998                1997                1996
                                                --------------     ---------------     ---------------
Income:
  Rental                                          $ 4,656,844         $ 6,739,210         $ 6,661,327
  Interest and other                                   94,589             329,572             351,440
                                                --------------     ---------------     ---------------
  Total income                                      4,751,433           7,068,782           7,012,767
                                                --------------     ---------------     ---------------

Expenses:
  Property operations                               1,753,725           3,326,437           2,994,570
  Interest                                          1,885,278           2,149,177           2,160,419
  Depreciation and amortization                     1,549,691           2,251,774           1,533,249
  Administrative:
    Due to affiliates                                 454,890             719,961             761,365
    Other                                             365,692             704,038             470,384
                                                --------------     ---------------     ---------------
  Total expenses                                    6,009,276           9,151,387           7,919,987
                                                --------------     ---------------     ---------------

Loss before allocated loss from
    joint ventures and
    gain on sale of properties                     (1,257,843)         (2,082,605)           (907,220)

Allocated loss from joint ventures                          -            (625,953)           (354,921)

Gain on sale of properties                                  -           5,009,787                   -
                                                --------------     ---------------     ---------------

Net (loss) income                                 $(1,257,843)        $ 2,301,229         $(1,262,141)
                                                ==============     ===============     ===============

(Loss) income per limited partnership unit         $   (58.09)         $    99.31          $   (58.29)
                                                ==============     ===============     ===============


Distributions per limited partnership unit         $   165.36      $          -        $          -
                                                ==============     ===============     ===============

Weighted average number of limited partnership
  units outstanding                                  21,002.8            21,002.8            21,002.8
                                                ==============     ===============     ===============



                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                                         1998                 1997                1996
                                                   ---------------     ---------------     ---------------
Income:
  Rental                                              $ 4,656,844         $ 6,739,210         $ 6,661,327
  Interest and other                                       94,589             329,572             351,440
                                                   ---------------     ---------------     ---------------
  Total income                                          4,751,433           7,068,782           7,012,767
                                                   ---------------     ---------------     ---------------

Expenses:
  Property operations                                   1,753,725           3,326,437           2,994,570
  Interest                                              1,885,278           2,149,177           2,160,419
  Depreciation and amortization                         1,549,691           2,251,774           1,533,249
  Administrative:
    Due to affiliates                                     454,890             719,961             761,365
    Other                                                 365,692             704,038             470,384
                                                   ---------------     ---------------     ---------------
  Total expenses                                        6,009,276           9,151,387           7,919,987
                                                   ---------------     ---------------     ---------------

Loss before allocated loss from joint
    ventures and
    gain on sale of
    properties                                         (1,257,843)         (2,082,605)           (907,220)

Allocated loss from joint ventures                              -            (625,953)           (354,921)

Gain on sale of properties                                      -           5,009,787                   -
                                                   ---------------     ---------------     ---------------

Net (loss) income                                     $(1,257,843)        $ 2,301,229         $(1,262,141)
                                                   ===============     ===============     ===============

(Loss) income per limited partnership unit             $   (58.09)         $    99.31          $   (58.29)
                                                   ===============     ===============     ===============


Distributions per limited partnership unit             $   165.36      $          -        $          -
                                                   ===============     ===============     ===============

Weighted average number of limited
  partnership
  units outstanding                                      21,002.8            21,002.8            21,002.8
                                                  ===============     ===============     ===============


                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------


                                                               1998              1997                1996
                                                          -------------     --------------     --------------
Cash Flows from operating activities:
  Net (loss) income                                        $(1,257,843)       $ 2,301,229        $(1,262,141)
  Adjustments to reconcile net (loss) income
    to net cash
    (used in) provided by operating
     activities:
    Depreciation and amortization                            1,549,691          2,251,774          1,533,249
    Net loss from joint ventures                                     -            625,953            354,921
    Gain on sale of properties                                       -         (5,009,787)                 -
  Changes in operating assets and liabilities:
    Accounts receivable                                        127,389            (94,691)            32,008
    Other assets                                               (47,802)           (94,903)           (28,516)
    Accounts payable and accrued expenses                     (377,567)          (801,974)           104,956
    Interest payable                                           (93,602)          (169,523)            (2,383)
    Security deposits and prepaid rents                        (38,654)          (187,701)             1,790
                                                          -------------     --------------     --------------
Net cash (used in) provided by operating activities           (138,388)        (1,179,623)           733,884
                                                          -------------     --------------     --------------

Cash flows from investing activities:
  Investments in mutual funds                                1,695,559         (1,695,559)                 -
  (Increase) decrease in accounts receivable - affiliates            -            135,988             (4,755)
  (Increase) decrease in mortgage escrow deposits             (624,028)           126,154             91,470
  Property acquisitions                                       (369,032)          (571,010)          (300,454)
  Investment in land                                           (19,527)           (24,664)                 -
  Buyout of investment in joint venture                              -            (80,000)                 -
  Proceeds from dispositions of properties                                  -      1,491,340               -
                                                          -------------     --------------     --------------
Net cash provided by (used in) investing activities            682,972           (617,751)          (213,739)
                                                          -------------     --------------     --------------

Cash flows from financing activities:
  Increase in accounts payable - affiliates                    185,272                  -                  -
  Distributions paid                                        (3,580,470)                 -                  -
  Principal payments on mortgages                             (537,588)          (270,610)          (268,881)
  Principal payments upon refinancing                      (13,114,963)       (14,563,042)                 -
  Mortgage costs related to refinancing                       (653,437)        (1,178,858)           (39,774)
  Mortgage proceeds from refinancing                        15,180,000         19,310,000                  -
                                                          -------------     --------------     --------------
Net cash (used in) provided by financing activities         (2,521,186)         3,297,490           (308,655)
                                                          -------------     --------------     --------------

Net (decrease) increase in cash                             (1,976,602)         1,500,116            211,490

Cash - beginning of year                                     2,165,489            665,373            453,883
                                                          -------------     --------------     --------------

Cash - end of year                                           $ 188,887        $ 2,165,489          $ 665,373
                                                          =============     ==============     ==============




                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
               -------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------



1.      FORMATION AND OPERATION OF PARTNERSHIP:

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

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):
        ----------------------------------------------------

        (b)    Property and Depreciation

        Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets and totaled $1,212,114, $1,094,232 and $1,397,696 for the years ended December 31, 1998, 1997 and 1996, respectively. The estimated useful lives of the Partnership's assets range from 5 to 25 years. Expenditures for maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. The Accelerated Cost Recovery System and Modified Accelerated Cost Recovery System are used to calculate depreciation expense for tax purposes.

        (c)    Rental Income
               -------------

        Leases for residential properties have terms of one year or less. Commercial leases have terms of from one to six years. Rental income is recognized on the straight line method over the term of the lease.

        (d)    Cash
               ----

        For purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; and cash in savings.

        (e)    Mortgage Costs
               --------------

        Mortgage costs incurred in obtaining property mortgage financing have been deferred and are being amortized over the terms of the respective mortgages.

        (f)    Investments in Mutual Funds
               ---------------------------

        The investments in mutual funds are stated at fair value, which approximates cost, at December 31, 1997.

        (g)    Comprehensive Income
               --------------------

        The Partnership has adopted Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources". Other than net income (loss), the Partnership has no other sources of comprehensive income.

        (h)    Segment Information
               -------------------

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Partnership's only operating segment is the ownership and operation of income-producing real property for the benefit of its partners.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)


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

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)


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

        In June 1997, the Partnership entered into a plan to dispose of the property, plant and equipment of Camelot East with a carrying amount of $3,825,407 at December 31, 1997. Management had determined that a sale of the property was in the best interests of the limited partners. An agreement was signed with a potential buyer for the purchase of the property. The agreement expired in October 1997, and management discontinued its plan to dispose of the property.

        In November 1997, the Partnership acquired an additional 50% interest in Inducon East and Inducon East Phase III through a buyout of the other joint venturers. The Partnership owns 100% of the properties.

        In December 1997, the Partnership sold Williamsburg North, the Fountains, O'Hara, Wayne Estates and Jackson Park for a total purchase price of $16,107,000, which generated a net gain for financial statement purposes of $5,009,787. The properties were sold to U.S. Apartments LLC, a wholly-owned affiliate of Joseph M. Jayson, Individual General Partner.

        Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of Camelot East, classified as held for sale on the balance sheet at December 31, 1997, were recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and were not depreciated during the disposal period. Fair value is determined based on estimated future cash flows. Depreciation expense, not recorded during the disposal period, for the year ended December 31, 1997 totaled approximately $55,000 for Camelot East Apartments. Depreciation expense not recorded during the same period for the five properties sold to U.S. Apartments LLC totaled approximately $281,000.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)


4.      RELATED PARTY TRANSACTIONS:
        ---------------------------

        The corporate general partner and its affiliates earned the following fees and commissions as provided for in the partnership agreement for the years ended December 31, 1998, 1997 and 1996:

                                                     1998           1997         1996
                                                     ----           ----         ----
Loan placement fees equal
  to 1% of loan balance
  at time service is rendered                       $151,800      $234,500     $
                                                                                     --
                                                -------------  ------------     ----------

Partnership management fee - equal
to 7% of the net cash flow of the
partnership as defined in the
partnership agreement                           $        -          30,600          56,100

Reimbursement for allocated administrative
expenses of the corporate general
partner including payroll, legal,
rent, depreciation, printing, audit, travel
and communications related to partnership
accounting, partner communications
and property marketing                               235,915       335,197         318,796

Computer service charges based on number of
apartment units                                        6,690        20,842          20,592

Property management fees computed at 3 - 6%
of gross monthly rental receipts on properties
managed                                              212,285       333,322         365,877

                                                     454,890       719,961         761,365

                                                    $606,690     $ 954,461        $761,365
                                                    ========     =========        ========

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (Continued)


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

         Accounts payable - affiliates totaled $185,272 at December 31, 1998. These amounts are payable on demand.

5.      INVESTMENT IN LAND:
        -------------------

        The Partnership owns approximately 96 acres of vacant land in Amherst, New York. The investment totaled $417,473 and $397,946 as of December 31, 1998 and 1997, respectively. The balance as of December 31, 1998 approximates the investment's fair value.


6.      MORTGAGES AND NOTE PAYABLE:
        ---------------------------

        The Partnership has the following mortgages payable:

The Paddock Building
--------------------

        The property's mortgage of $1,615,870 and loans of $180,000 at December 31, 1997 were refinanced in 1998. The mortgage outstanding at December 31, 1998 of $1,700,000 provides for monthly principal and interest payments of $12,785 including interest at 7.70%. The mortgage matures January 2009 with a balloon payment of approximately $1,375,000.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)


6.      MORTGAGES AND NOTES PAYABLE (Con't.):
        -------------------------------------

Camelot East Apartments
-----------------------

        Camelot East Apartments' mortgage had an outstanding balance of $4,855,113 and $4,896,290 at December 31, 1998 and 1997, respectively, providing for annual principal and interest payments of approximately $407,000 including interest at 7.4%. The mortgage matures November 2027.

Commercial Park West
--------------------

        The property's mortgage of $4,826,425 at December 31, 1997 was refinanced in 1998. The mortgage outstanding (bridge loan) at December 31, 1998 of $5,400,000 provides for monthly interest payments at 3.50% above the Euro Libor rate (9.0625% at December 31, 1998). The mortgage matures March 2000.

Inducon East
------------

        The bonds payable totaling $6,465,646 at December 31, 1997 were refinanced into a mortgage payable in 1998. The mortgage outstanding at December 31, 1998 of $6,205,000 provides for monthly principal and interest payments of $46,827 including interest at 7.74%. The mortgage matures January 2009.

Inducon East Phase III
----------------------

        The loans outstanding of $523,433 at December 31, 1997 were refinanced in 1998. The mortgage outstanding at December 31, 1998 of $1,875,000 provides for monthly principal and interest payments of $14,150 including interest at 7.74%. The mortgage matures January 2009.

The mortgage notes are secured by the individual complexes to which they relate and are of a non-recourse nature.

The Partnership is currently not in compliance with certain of its debt covenants related to the above mortgages.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)


6.      MORTGAGES AND NOTES PAYABLE (Con't.):
        -------------------------------------

        The aggregate maturities of mortgages, assuming payments are not accelerated, for each of the next five years and thereafter are as follows:

         Year                                             Amount
         ----                                             ------
         1999                                            $   171,503
         2000                                              5,596,594
         2001                                                216,749
         2002                                                228,952
         2003                                                247,077
         Thereafter                                       13,574,238
                                                        ------------

         TOTAL                                          $ 20,035,113
                                                        ============




7.      FAIR VALUE OF FINANCIAL INSTRUMENTS:
        ------------------------------------

        Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair values of cash, accounts receivable, accounts receivable - affiliates, accounts payable, accounts payable - affiliates, accrued expenses and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

        Management has estimated that the fair values of the mortgages payable on the following properties approximate their carrying values because the mortgages were obtained in 1998:


                                                             Carrying Value

The Paddock                                                   $ 1,700,000
Inducon East                                                  $ 6,205,000
Commercial Park West                                          $ 5,400,000
Inducon East Phase III                                        $ 1,875,000


        The fair value of the mortgage payable on Camelot East approximates its carrying value of approximately $4,855,000 because the mortgage has a variable interest rate.

        Refer to Note 6 for a description of the terms of the mortgages.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)


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

        Partners' capital as of December 31, 1998, 1997 and 1996, as reported in the balance sheet, and as reported for tax return purposes, is as follows:

                                                  1998              1997            1996
                                               -------------   -------------  ---------------
Partners' Capital - Balance Sheet                 $ 757,469     $ 5,595,782      $ 3,294,553

Add to (deduct from):
  Accumulated difference in depreciation          2,640,073       2,240,303        1,635,883
  Gain on sale of properties                       (905,955)       (905,955)

  Difference in investment in Joint Venture         543,845         543,845          429,468
  Syndication fees                                2,352,797       2,352,797        2,352,797
  Accumulated difference in amortization
    of organization costs                            21,738          21,738           21,738
  Other nondeductible expenses                      129,095        (218,605)         434,017

Partners' Capital - tax return purposes         $ 5,539,062     $ 9,629,905      $ 8,168,456
                                                ===========     ===========      ===========


        The reconciliation of net (loss) income for the years ended December 31, 1998, 1997 and 1996 as reported in the statement of operations, and as reported for tax return purposes, is as follows:

                                                1998                  1997                  1996
                                          -----------------     -----------------     ------------------
Net (loss) income -
  Statement of operations                    $ (1,257,843)           $ 2,301,229          $  (1,262,141)

Add to (deduct from):
  Difference in depreciation                      399,770                604,420                251,954
  Gain on sale of properties                                            (905,955)

  Difference in investment in
    joint venture                                                        114,377                113,292

  Other nondeductible expenses                     347,700              (652,623)               175,430

Net income (loss) - tax return purposes          $(510,373)            $1,461,448            $ (721,465)
                                                ==========             ==========            ===========

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)


9.      INVESTMENTS IN JOINT VENTURES:
        ------------------------------

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

        In November 1997, the Partnership acquired the interest of Curtlaw Corporation for $40,000. The Partnership now owns 100% of the Inducon East property. The results of the property's operations for the year ended December 31, 1996 and the period from January 1, 1997 through October 31, 1997 were allocated in accordance with the Joint Venture Agreement. The property began to be consolidated in the Partnership's financial statements beginning November 1, 1997.

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

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)


9.      INVESTMENTS IN JOINT VENTURES (Con't.):
        ---------------------------------------

        In November 1997, the Partnership acquired the interest of Inducon for $40,000. The Partnership now owns 100% of the Phase III property. The results of the property's operations for the year ended December 31, 1996 and the period from January 1, 1997 through October 31, 1997 were allocated in accordance with the Joint Venture Agreement. The property began to be consolidated in the Partnership's financial statements beginning November 1, 1997.


10.     LEASES:
        -------

        In connection with the commercial properties owned, the Partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years, under noncancelable operating leases are as follows:

Year                                                       Amount

1999                                                     $2,742,540
2000                                                      1,911,882
2001                                                      1,072,576
2002                                                        484,599
2002                                                        210,599



11.     SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
        -----------------------------------------------

                                 1998             1997               1996
                                 ----             ----               ----

Cash paid for interest       $ 1,978,880       $ 2,167,292        $ 2,162,802
                             ===========       ============       ===========


12.     RECLASSIFICATIONS:
        ------------------

        Certain reclassifications have been made to 1996 and 1997 balances to conform to the classifications used for 1998 balances.

SCHEDULE III

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

                                               Initial Cost to                Cost
                                                 Partnership               Capitalized
                                        ------------------------------     Subsequent to
 Property Description      Encumbrances         Land          Buildings    Acquisition
The Paddock Building
  Nashville, TN            $ 1,700,000        $ 261,000     $ 2,902,324       $ 287,872

Camelot Apartments
  Louisville, KY             4,855,113          297,250       5,518,613         170,283

Commercial Park West
  Durham, NC                 5,400,000          800,000       5,191,538       1,020,335

Inducon East
  Amherst, NY                6,205,000          177,709               -       9,269,382

Inducon East Phase III
  Amherst, NY                1,875,000          141,400               -       2,487,655
                          -------------   --------------   -------------   -------------

Total                     $ 20,035,113      $ 1,677,359    $ 13,612,475    $ 13,235,527
                          =============   ==============   =============   =============



                                          Gross amounts at which                                               Life on Which
                                         Carried at Close of Period                                             Depreciation
                                 ------------------------------------------                                       Statement
                                   (1)               (2)            (1)(2)          (3)(4)                        In Latest
                                                                                 Accumulated      Date of       Of Operations
 Property Description              Land           Buildings         Total        Depreciation   Construction     Is Computed
 --------------------              ----           ---------         -----        ------------   ------------     -----------
The Paddock Building
  Nashville, TN                 $ 261,000       $ 3,190,196     $ 3,451,196     $ 1,523,397         5/87            25 Years

Camelot Apartments
  Louisville, KY                  297,250         5,688,896       5,986,146       2,312,458         5/88            25 Years

Commercial Park West
  Durham, NC                      800,000         6,211,873       7,011,873       2,238,384         6/91            25 Years

Inducon East
  Amherst, NY                     935,869         8,511,222       9,447,091       3,336,824         4/87            25 Years

Inducon East Phase III
  Amherst, NY                     141,400         2,487,655       2,629,055         298,611         9/92            25 Years
                            --------------   ---------------   -------------    -----------

Total                         $ 2,435,519      $ 26,089,842    $ 28,525,361     $ 9,709,674
                            ==============   ===============   =============    ===========

SCHEDULE III
------------
(Continued)


                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-V
                -------------------------------------------------
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                                DECEMBER 31, 1998
                                -----------------


(1)  Cost for Federal income tax purposes is $28,525,361.

(2) A reconciliation of the carrying amount of land and buildings for the years ended December 31, 1998, 1997 and 1996 follows:

                                                     Partnership Properties
                                        1998               1997                1996
                                   ---------------     --------------     ---------------
Balance at beginning of period       $ 28,157,635      $  31,713,804       $  31,413,350
  Additions                               367,726         12,563,819             300,454
  Dispositions                                --         (16,119,988)                --
                                   ---------------     --------------     ---------------

Balance at end of period             $ 28,525,361      $  28,157,635       $  31,713,804
                                   ===============     ==============     ===============


(3) A reconciliation of accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 follows:

                                                    Partnership Properties
                                        1998               1997                1996
                                   ---------------     --------------     ---------------
Balance at beginning of period      $   8,497,690      $   9,639,620       $   8,257,160
  Additions charged to cost and
    expenses
    during the period                   1,211,984          1,094,232           1,382,460
  Additions of joint ventures                --            3,078,424                --
  Dispositions                               --           (5,314,586)               --
                                   ---------------     --------------     ---------------
Balance at end of period (4)        $   9,709,674      $   8,497,690       $   9,639,620
                                    =============      =============       ==============

(4)  Balance applies entirely to buildings and improvements.

                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - V


By: /s/  Joseph M. Jayson                                05/18/99
    ------------------------------------             ---------------------------
    JOSEPH M. JAYSON,                                Date
    Individual General Partner


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: REALMARK PROPERTIES, INC.
    Corporate General Partner

    /s/  Joseph M. Jayson                                 05/18/99
    ---------------------------------                ---------------------------
    JOSEPH M. JAYSON,                                Date
    President and Director


    /s/  Judith P. Jayson                                 05/18/99
    ---------------------------------                ---------------------------
    JUDITH P. JAYSON,                                Date
    Director


    /s/  Michael J. Colmerauer                            05/18/99
    ---------------------------------                ---------------------------
    MICHAEL J. COLMERAUER                            Date
    Secretary