Form 10-Q
period 1999-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 1999-08-06
CIK 790067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                   Commission File Number
March 31, 1999                                                  0-16561

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
             (Exact Name of Registrant as specified in its charter)


        Delaware                                           16-1275925
(State of Formation)                        (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:   (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of March 31, 1999 the issuer had 21,002.8 units of limited partnership interest outstanding. The aggregate value of the units of limited partnership interest held by non-affiliates of the Registrant was $21,001,800.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------

                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------
PART I:   FINANCIAL INFORMATION
-------   ---------------------

          Balance Sheets -
                   March 31, 1999 and December 31, 1998                     3

          Statements of Operations -
                   Three Months Ended March 31, 1999 and 1998               4

          Statements of Cash Flows -
                   Three Months Ended March 31, 1999 and 1998               5

          Statements of Partners' (Deficit) Capital -
                   Three Months Ended March 31, 1999 and 1998               6

          Notes to Financial Statements                                   7 - 18


PART II:  MANAGEMENT'S DISCUSSION & ANALYSIS OF
--------  -------------------------------------
          FINANCIAL CONDITION & RESULTS OF OPERATIONS                    19 - 21
          -------------------------------------------

PART III: FINANCIAL DATA SCHEDULE                                             24
--------- -----------------------

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1999 and December 31, 1998
                      ------------------------------------
                                   (Unaudited)

                                                                     March 31,                December 31,
                                                                        1999                      1998
                                                                        ----                      ----
ASSETS
------
Property, at cost:
     Land                                                              $ 2,439,519               $ 2,435,519
     Buildings and improvements                                         26,095,216                26,089,842
     Furniture, fixtures and equipment                                     513,807                   513,807
                                                                  -----------------         -----------------
                                                                        29,048,542                29,039,168
     Less accumulated depreciation                                      10,558,005                10,222,305
                                                                  -----------------         -----------------
          Property, net                                                 18,490,537                18,816,863



Investment in land                                                         417,473                   417,473

Cash                                                                       369,423                   188,887
Accounts receivable, net of allowance for doubtful
     accounts of $80,315 and $81,000, respectively                          86,205                    75,023
Mortgage escrow                                                          1,104,977                   980,981
Mortgage costs, net of accumulated amortization
     of $170,715 and $143,560                                              825,151                   839,242
Leasing commissions, net of accumulated amortization
     of $643,261 and $623,785                                              165,716                   185,192
Other assets                                                                74,413                   104,035
                                                                  -----------------         -----------------

            Total Assets                                              $ 21,533,895              $ 21,607,696
                                                                  =================         =================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgages payable                                                $ 19,990,346              $ 20,035,113
     Accounts payable and accrued expenses                                 538,977                   345,593
     Accounts payable - affiliates                                         207,044                   185,272
     Accrued interest                                                       43,229                    65,418
     Security deposits and prepaid rents                                   244,525                   218,831
                                                                  -----------------         -----------------
            Total Liabilities                                           21,024,121                20,850,227
                                                                  -----------------         -----------------

Partners' (Deficit) Capital:
     General partners                                                     (396,644)                 (389,213)
     Limited partners                                                      906,418                 1,146,682
                                                                  -----------------         -----------------
           Total Partners' Capital                                         509,774                   757,469
                                                                  -----------------         -----------------

           Total Liabilities and Partners' Capital                    $ 21,533,895              $ 21,607,696
                                                                  =================         =================



                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)

                                                                    Three Months              Three Months
                                                                       Ended                     Ended
                                                                     March 31,                 March 31,
                                                                        1999                      1998
                                                                        ----                      ----
Income:
     Rental                                                            $ 1,104,977                 $ 708,374
     Interest and other income                                             146,761                    90,890
                                                                  -----------------         -----------------
     Total income                                                        1,251,738                   799,264
                                                                  -----------------         -----------------

Expenses:
     Property operations                                                   578,169                   298,378
     Interest                                                              386,016                   206,820
     Depreciation and amortization                                         378,043                   209,745
     Administrative:
          To affiliates                                                    102,973                   104,610
          Other                                                             54,232                    19,954
                                                                  -----------------         -----------------
     Total expenses                                                      1,499,433                   839,507
                                                                  -----------------         -----------------

Net loss                                                                $ (247,695)                $ (40,243)
                                                                  =================         =================

Loss per limited partnership unit                                         $ (11.44)                  $ (1.86)
                                                                  =================         =================

Distributions per limited partnership unit                                     $ -                       $ -
                                                                  =================         =================

Weighted average number of
     limited partnership units
     outstanding                                                          21,002.8                  21,002.8
                                                                  =================         =================


                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)

                                                                    Three Months              Three Months
                                                                       Ended                     Ended
                                                                     March 31,                 March 31,
                                                                        1999                      1998
                                                                        ----                      ----
Cash flow from operating activities:
     Net loss                                                           $ (247,695)               $  (40,243)

Adjustments to reconcile net loss to net cash
     provided by (used in) operating
     activities:
     Depreciation and amortization                                         378,043                   209,745
Changes in operating assets and liabilities:
     Accounts receivable                                                   (11,182)                  150,023
     Leasing commissions                                                         -                         -
     Other assets                                                           29,622                  (896,133)
     Accounts payable and accrued expenses                                 193,384                  (341,057)
     Accrued interest                                                      (22,189)                  (54,417)
     Security deposits and prepaid rent                                     25,694                   (96,021)
                                                                  -----------------         -----------------
Net cash provided by (used in) operating activities                        345,677                (1,068,103)
                                                                  -----------------         -----------------

Cash flow from investing activities:
     Mortgage escrow                                                      (123,996)                  (87,349)
     Capital expenditures                                                   (9,374)                8,900,390
                                                                  -----------------         -----------------
Net cash (used in) provided by investing activities                       (133,370)                8,813,041
                                                                  -----------------         -----------------

Cash flows from financing activities:
     Accounts payable - affiliates                                          21,772                         -
     Principal payments on mortgages and notes                             (44,767)               (7,029,607)
     Mortgage costs related to refinancing                                  (8,776)                    6,074
                                                                  -----------------         -----------------
Net cash (used in) financing activities                                    (31,771)               (7,023,533)
                                                                  -----------------         -----------------

Increase in cash                                                           180,536                   721,405

Cash - beginning of period                                                 188,887                 2,619,704
                                                                  -----------------         -----------------

Cash - end of period                                                     $ 369,423               $ 3,341,109
                                                                  =================         =================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                              $ 408,205                 $ 261,237
                                                                  =================         =================


                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)

                                           General                       Limited Partners
                                          Partners
                                           Amount                 Units                  Amount
                                           ------                 -----                  ------
Balance, January 1, 1998                  $   (244,064)             21,002.8             $  5,839,846

Net loss
                                                (1,207)                   --                 (39,036)
                                        ----------------      ---------------       ------------------

Balance, March 31, 1998                   $   (245,271)             21,002.8             $  5,800,810
                                        ================      ===============       ==================


Balance, January 1, 1999                  $   (389,213)             21,002.8             $  1,146,682


Net loss
                                                (7,431)                   --                (240,264)
                                        ----------------      ---------------       ------------------

Balance, March 31, 1999                   $   (396,644)             21,002.8             $   906,418
                                        ================      ===============       ==================


                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)
                                   -----------


1.      GENERAL PARTNERS' DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership V, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the three month periods ended March 31, 1999 and 1998, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

        ------------------------------------------------------

        Rental Income
        -------------

        Leases for residential properties have terms of one year or less. Commercial leases generally have terms of from one to five years. Rental income is recognized on the straight line method over the term of the lease.

        Investments in Mutual Funds
        ---------------------------

        The investments in mutual funds are stated at fair value, which approximates cost, at March 31, 1999.

        Mortgage Costs
        --------------

        Amortization of other assets includes amortizing mortgage costs that are incurred in obtaining property mortgage financing and are being amortized over the terms of the respective mortgages.

        Comprehensive Income
        --------------------

        The Partnership has adopted Statement of Financial Accounting Standards
        (SFAS) No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources". Other than net income (loss), the Partnership has no other sources of comprehensive income.

        Segment Information
        -------------------

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Partnership's only operating segment is the ownership and operation of income- producing real property for the benefit of its limited partners.

4.      ACQUISITION AND DISPOSITION OF RENTAL PROPERTY
        ----------------------------------------------

        In May 1987 the Partnership acquired a 65,334 square foot office building (The Paddock Building) located in Nashville, Tennessee for a purchase price of $3,163,324, which included $148,683 in acquisition fees.

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

        In May 1988 the Partnership acquired a 100 unit apartment complex (Pelham East) located in Greenville, South Carolina for a purchase price of $2,011,927, which included $90,216 in acquisition fees. In March 1990 the Partnership sold the apartment complex for a sale price of $2,435,000 which generated a net gain for financial statement purposes of $572,562.

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

        ----------------------------------------------------------

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


5.      INVESTMENT IN LAND
        ------------------

        The Partnership owns approximately 96 acres of vacant land in Amherst, New York. The investment totaled $417,473 and $397,946 as of March 31, 1999 and 1998, respectively. The balance as of March 31, 1999 approximates the investment's fair value.

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

        In November 1997, the Partnership acquired the interest of Curtlaw Corporation for $40,000. The Partnership owns 100% of the Inducon East property. The property began to be consolidated in the Partnership's financial statements beginning November 1, 1997.

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

        In November 1997, the Partnership acquired the interest of Inducon Corporation for $40,000. The Partnership owns 100% of the Inducon East Phase III property. The property began to be consolidated in the Partnership's financial statements beginning November 1, 1997.


7.      MORTGAGES AND NOTES PAYABLE
        ---------------------------

        The Partnership has the following mortgages and notes payable:

        The Paddock Building
        --------------------

        The mortgage outstanding at March 31, 1999 of $1,694,334 provides for monthly principal and interest payments $12,785 including interest at 7.70%. The mortgage matures January 2009 with a balloon payment of approximately $1,375,000.

        ---------------------------------------

        --------------------------------

        An 8.75% mortgage with a balance of $1,566,205 and $1,596,172 at March 31, 1998, which provided for annual principal and interest payments of $219,612 payable in equal monthly installments with a final payment of $1,589,511 initially due in June 1998; this mortgage was initially extended to September 30, 1998 and then again to December 1, 1998. Also, a 10% demand note with a balance of $180,000 as of March 31, 1998 providing for monthly interest payments of $1,500. The mortgage and note were refinanced later in 1998.

        Camelot East Apartments
        -----------------------

        A mortgage with a balance of $4,837,082 and $4,885,043 at March 31, 1999 and 1998, respectively, providing for monthly principal and interest payments of $33,927, bearing interest at 7.4%. The mortgage matures November 2027.

        Commercial Park West
        --------------------

        The mortgage outstanding (bridge loan) with a balance of $5,400,000 at March 31, 1999 provides for monthly interest only payments for a term of two years at a rate equivalent to 350 basis points over the thirty-day LIBOR rate (9.1875% at March 31, 1999). The loan may at any time during the two years be converted to a thirty year fixed mortgage. The mortgage matures March 2000.

        A 9.25% mortgage with a balance of $4,783,309 at March 31, 1998, which provided for interest only payments through June 1995. On July 1, 1995, interest changed to 10% with annual principal and interest payments of $516,012 payable in equal monthly installments. The remaining balance of $4,691,234 was to be due June 2001. This mortgage was refinanced during 1998 and the balance was paid in full.

        Inducon East
        ------------

        The mortgage outstanding at March 31, 1999 of $6,188,056 provides for monthly principal and interest payments of $46,827 including interest at 7.74%. The mortgage matures January 2029.

        The previous mortgage on this property was refinanced in 1998.

        ---------------------------------------

        Inducon East Phase III
        ----------------------

        The mortgage outstanding at March 31, 1999 of $1,870,874 provides for monthly principal and interest payments of $14,150 including interest at 7.74%. The mortgage matures January 2029.

        The previous loans on this property was refinanced in 1998.

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

        -----------------------------------------------

        Management has determined that the estimated fair values of the mortgages payable on Commercial Park West, The Paddock, Inducon East and Inducon East Phase III with carrying values of $5,400,000, $1,694,334, $6,188,056 and $1,870,874 at March 31, 1999, respectively, are believed to approximate their carrying value since new mortgages were obtained recently.

        The fair value of the mortgage payable on Camelot East approximates its carrying value of approximately $4,837,000 because the mortgage has a variable interest rate.

        Refer to Note 6 for a description of the terms of the mortgages.


9.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties, provided such amount is not in excess of the competitive rate for the same geographic area. These fees totaled approximately $47,588 and $29,712 for the three months ended March 31, 1999 and 1998, respectively.

        Accounts payable - affiliates amounted to $207,044 and $0 at March 31, 1999 and 1998 respectively. The amount due is payable on demand. Interest charged on amounts due to affiliates is accrued at the rate of 11% per annum compounded quarterly based on the average outstanding balance.

        The Partnership entered into a management agreement with unrelated third parties for the management of The Paddock and Commercial Park West. The agreements provide for the payment of a management fee equal to 3% and 2% of monthly gross rental income, respectively.

        According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement). No such fee has been paid or accrued by the Partnership for the three months ended March 31, 1999 and 1998.

        --------------------------------------

        Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner based, in part, upon the number of apartment units and complexes. Such amounts totaled $1,673 and $5,000 for the three months ended March 31, 1999 and 1998, respectively.


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

        The reconciliation of net loss for the three months ended March 31, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:

                                                         March 31,                March 31,
                                                           1999                     1998
                                                           ----                     ----
         Net loss - statement of operations          $  (247,695)               $   (40,243)

         Add to (deduct from):
         Difference in depreciation                      100,000                     32,335
         Difference in investment in
         Joint Ventures                                      --                      28,323
         Allowance for doubtful accounts                  85,000                     30,223
                                                     -------------              -----------

         Net (loss) income - tax return purposes     $   (62,695)               $    50,638
                                                     ============               ===========

        ------------------------

        The reconciliation of Partners' Capital as of March 31, 1999 and December 31, 1998 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                        March 31,                 December  31,
                                                          1999                       1998
                                                          ----                       ----
        Partners' Capital - balance sheet            $    509,774                $   757,469
        Add to (deduct from):
        Accumulated difference in
        depreciation                                    2,740,073                  2,640,073
        Gain on sale of properties                       (905,955)                  (905,955)
        Accumulated difference in investments
        in Joint Ventures                                 543,845                    543,845
        Syndication fees                                2,352,797                  2,352,797
        Accumulated difference in amortization
        of organization costs                              21,738                     21,738
        Other nondeductible expenses                      214,095                    129,095
                                                     ------------                -----------

        Partners' Capital -
        tax return purposes                          $  5,476,367                $ 5,539,062
                                                     ============                ===========


PART II  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

Liquidity and Capital Resources
-------------------------------

The Partnership still maintains sufficient cash to enable it to not only fund current operations, but also to provide for future capital improvements. No distributions to partners were made in either the first three months of 1999 or 1998. The General Partner hopes to resume making distributions, although it is not certain when the Partnership will be in such a position..

Occupancies at the properties in the Partnership continued in most locations to be favorable (i.e., exceeding 90 percent on average). The Paddock and both Inducon complexes were refinanced during the last quarter of 1998, further improving cash flow in the Partnership due to anticipated decreases in debt service payments resulting from lower interest rates. Management continues to actively pursue new tenants by making capital improvements to the properties and through the use of rental promotions and concessions. Capital improvements including painting, installation of new carpeting and new appliances at Camelot East Apartments and improvements to building exteriors are all currently in process. Such work is being funded through capital improvement reserves set up with lenders.

Management also continues to search for buyers for the properties in the Partnership as this is deemed to be in the best interest of the Limited Partners.

The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work began May 1, 1999 and is expected to take three months.

-------------------------------------------

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


Results of Operations
---------------------

Partnership operations for the three month period ended March 31, 1999 resulted in a net loss of $247,695 or $11.44 per limited partnership unit compared to a loss of $40,243 or $1.86 per limited partnership unit for the same period in 1998.

The tax basis loss for the three month period ended March 31, 1999 amounted to $62,695 or $2.90 per limited partnership unit compared to taxable income of $50,638 or $2.34 per unit for the corresponding period in 1998.

Total revenue for the three month period ended March 31, 1999 amounted to $1,251,738 increasing approximately $450,000 from the three month period ended March 31, 1998 when total revenue amounted to $799,264. The majority of the increase is the result of an increase in rental income; rental income increased approximately $397,000 or 56% between the three months ended March 31, 1999 and 1998 when such income totaled $1,104,977 and $708,374, respectively. The increase in rental income is due to increased occupancy at the Inducon properties and the stepped-up leases at all commercial properties in this Partnership. Interest and other income also increased between the three months ended March 31, 1999 and 1998 when such income reported totaled $146,761 and $90,890, respectively; this increase totaled approximately $56,000 or 61%. The most significant contributors to this increase were the increased late charges and income from cable service now provided to tenants at Camelot East Apartments. Occupancy at the commercial properties in the Partnership (with the exception of The Paddock), specifically Commercial Park West, continue to remain high, and therefore cash flow from operations was positive for the three months ended March 31, 1999.

---------------------------------

For the three month period ended March 31, 1999, expenses totaled $1,499,433. For the quarter ended March 31, 1998, Partnership expenses amounted to $839,507. The increase in expenses between the different quarters of 1999 and 1998 is largely due to physical improvements made to the properties to make them more appealing in order to increase (and maintain, where applicable) occupancy levels. Improvements to the outside of the properties, such as painting and parking lot paving and/or sealing, are scheduled to continue. Management plans to continue such improvements, so higher than usual property operation costs, specifically repairs, maintenance and payroll, are expected to continue into the middle part of 1999. Management continues to stress the importance of the physical appearance of the properties as a means of improving occupancy. Additionally, interior improvements including, but not limited to, carpeting and painting are constantly being done as needed. Increased other administrative expenses resulted primarily from increased advertising and promotional expenses, increased legal expenses, and increased management fees paid to other than affiliated parties of the General Partners.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP V


By: /s/  Joseph M. Jayson                       July 26, 1999
    ---------------------                       -------------
    Joseph M. Jayson,                           Date
    Individual General Partner and
    Principal Financial Officer