Form 10-Q
period 1999-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 1999-10-05
CIK 790067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
June 30, 1999                                                0-16561

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
             (Exact Name of Registrant as specified in its charter)


      Delaware                                          16-1275925
(State of Formation)                       (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of June 30, 1999 the issuer had 21,002.8 units of limited partnership interest outstanding. The aggregate value of the units of limited partnership interest held by non-affiliates of the Registrant was $21,001,800.


                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------

                                      INDEX
                                      -----


                                                                             PAGE NO.
                                                                             --------
PART I:  FINANCIAL INFORMATION
-------  ---------------------

         Balance Sheets -
                  June 30, 1999 and December 31, 1998                          3

         Statements of Operations -
                  Three Months Ended June 30, 1999 and 1998                    4

         Statements of Operations -
                  Six Months Ended June 30, 1999 and 1998                      5

         Statements of Cash Flows -
                  Six Months Ended June 30, 1999 and 1998                      6

         Statements of Partners' (Deficit) Capital -
                  Six Months Ended June 30, 1999 and 1998                      7

         Notes to Financial Statements                                       8 - 19


PART II: MANAGEMENT'S DISCUSSION & ANALYSIS OF
-------  FINANCIAL CONDITION & RESULTS OF OPERATIONS                        20 - 22
         --------------------------------------------


PART III: FINANCIAL DATA SCHEDULE
--------- -----------------------

                                       -2-

                                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                                -------------------------------------------------
                                                 BALANCE SHEETS
                                                 --------------
                                       June 30, 1999 and December 31, 1998
                                       -----------------------------------
                                                   (Unaudited)

                                                                      June 30,               December 31,
                                                                        1999                     1998
                                                                        ----                     ----
ASSETS
------

Property, at cost:
     Land                                                             $  2,435,519             $  2,435,519
     Buildings and improvements                                         26,244,778               26,089,842
     Furniture, fixtures and equipment                                     513,807                  513,807
                                                                  -----------------         ----------------
                                                                        29,194,104               29,039,168
     Less accumulated depreciation                                      10,894,487               10,222,305
                                                                  -----------------         ----------------
          Property, net                                                 18,299,617               18,816,863



Investment in land                                                         417,473                  417,473

Cash                                                                       312,911                  188,887
Accounts receivable, net of allowance for doubtful
     accounts of $78,010 and $81,000, respectively                         123,747                   75,023
Accounts receivable - affiliates                                            59,655                        -
Mortgage escrow                                                          1,085,530                  980,981
Mortgage costs, net of accumulated amortization
     of $197,870 and $143,560                                              812,752                  839,242
Leasing commissions, net of accumulated amortization
     of $662,738 and $623,785                                              146,239                  185,192
Other assets                                                                37,343                  104,035
                                                                  -----------------         ----------------

           Total Assets                                               $ 21,295,267             $ 21,607,696
                                                                  =================         ================


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgages payable                                                $ 19,946,534             $ 20,035,113
     Accounts payable and accrued expenses                                 709,097                  345,593
     Accounts payable - affiliates                                               -                  185,272
     Accrued interest                                                       43,217                   65,418
     Security deposits and prepaid rents                                   245,959                  218,831
                                                                  -----------------         ----------------
           Total Liabilities                                            20,944,807               20,850,227
                                                                  -----------------         ----------------

Partners' (Deficit) Capital:
     General partners                                                     (401,423)                (389,213)
     Limited partners                                                      751,883                1,146,682
                                                                  -----------------         ----------------
          Total Partners' Capital                                          350,460                  757,469
                                                                  -----------------         ----------------

          Total Liabilities and Partners' Capital                     $ 21,295,267             $ 21,607,696
                                                                  =================         ================

                        See notes to financial statements

                                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                                -------------------------------------------------
                                            STATEMENTS OF OPERATIONS
                                            ------------------------
                                    Three Months Ended June 30, 1999 and 1998
                                    -----------------------------------------
                                                   (Unaudited)

                                                                       Three Months               Three Months
                                                                           Ended                      Ended
                                                                         June 30,                   June 30,
                                                                           1999                       1998
                                                                           ----                       ----
Income:
     Rental                                                                 $1,084,232               $  1,410,381
     Interest and other income                                                 157,397                    240,784
                                                                     ------------------         ------------------
     Total income                                                            1,241,629                  1,651,165
                                                                     ------------------         ------------------

Expenses:
     Property operations                                                       462,327                    480,181
     Interest                                                                  393,382                    503,997
     Depreciation and amortization                                             378,042                    529,258
     Administrative:
          To affiliates                                                         70,137                     43,959
          Other                                                                 97,055                    175,939
                                                                     ------------------         ------------------
     Total expenses                                                          1,400,943                  1,733,334
                                                                     ------------------         ------------------


Net loss                                                                    $ (159,314)              $    (82,169)
                                                                     ==================         ==================


Loss per limited partnership unit                                           $    (7.36)              $      (3.79)
                                                                     ==================         ==================


Distributions per limited partnership unit                                  $        -               $          -
                                                                     ==================         ==================

Weighted average number of
     limited partnership units
     outstanding                                                              21,002.8                   21,002.8
                                                                     ==================         ==================

                        See notes to financial statements


                                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                                -------------------------------------------------
                                            STATEMENTS OF OPERATIONS
                                            ------------------------
                                     Six Months Ended June 30, 1999 and 1998
                                     ---------------------------------------
                                                   (Unaudited)

                                                                     Six Months               Six Months
                                                                       Ended                     Ended
                                                                      June 30,                 June 30,
                                                                        1999                     1998
                                                                        ----                     ----
Income:
     Rental                                                            $ 2,189,209               $2,118,755
     Interest and other income                                             304,158                  331,674
                                                                  -----------------         ----------------
     Total income                                                        2,493,367                2,450,429
                                                                  -----------------         ----------------

Expenses:
     Property operations                                                 1,040,496                  778,559
     Interest                                                              779,398                  710,817
     Depreciation and amortization                                         756,085                  739,003
     Administrative:
          To affiliates                                                    173,110                  148,569
          Other                                                            151,287                  195,893
                                                                  -----------------         ----------------
     Total expenses                                                      2,900,376                2,572,841
                                                                  -----------------         ----------------


Net loss                                                                $ (407,009)              $ (122,412)
                                                                  =================         ================


Loss per limited partnership unit                                       $   (18.80)              $    (5.65)
                                                                  =================         ================


Distributions per limited partnership unit                              $        -               $        -
                                                                  =================         ================

Weighted average number of
     limited partnership units
     outstanding                                                          21,002.8                 21,002.8
                                                                  =================         ================

                        See notes to financial statements


                                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                                -------------------------------------------------
                                            STATEMENTS OF CASH FLOWS
                                            ------------------------
                                     Six Months Ended June 30, 1999 and 1998
                                     ---------------------------------------
                                                   (Unaudited)

                                                                     Six Months               Six Months
                                                                       Ended                     Ended
                                                                      June 30,                 June 30,
                                                                        1999                     1998
                                                                        ----                     ----
Cash flow from operating activities:
     Net loss                                                            $(407,009)             $  (122,412)

Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                         756,085                  739,003
Changes in operating assets and liabilities:
     Accounts receivable                                                   (48,724)                (168,561)
     Leasing commissions                                                         -                  (50,504)
     Other assets                                                           66,692                 (114,851)
     Accounts payable and accrued expenses                                 363,504                   18,844
     Accrued interest                                                      (22,201)                   9,980
     Security deposits and prepaid rent                                     27,128                  (11,859)
                                                                  -----------------         ----------------
Net cash provided by operating activities                                  735,475                  299,640
                                                                  -----------------         ----------------

Cash flow from investing activities:
     Investments in mutual funds                                                 -                 (170,227)
     Accounts receivable - affiliates                                      (59,655)                       -
     Mortgage escrow                                                      (104,549)                (208,618)
     Capital expenditures                                                 (154,936)                (227,269)
                                                                  -----------------         ----------------
Net cash used in investing activities                                     (319,140)                (606,114)
                                                                  -----------------         ----------------

Cash flows from financing activities:
     Accounts payable - affiliates                                        (185,272)                       -
     Principal payments on mortgages and notes                             (88,579)                (177,013)
     Mortgage costs related to refinancing                                 (18,460)                 (54,000)
                                                                  -----------------         ----------------
Net cash used in financing activities                                     (292,311)                (231,013)
                                                                  -----------------         ----------------

Increase (decrease) in cash                                                124,024                 (537,487)

Cash - beginning of period                                                 188,887                2,165,489
                                                                  -----------------         ----------------

Cash - end of period                                                     $ 312,911              $ 1,628,002
                                                                  =================         ================



Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                              $ 801,599              $   700,837
                                                                  =================         ================

                        See notes to financial statements


                                     REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                                     -------------------------------------------------
                                         STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                                         -----------------------------------------
                                          Six Months Ended June 30, 1999 and 1998
                                          ---------------------------------------
                                                        (Unaudited)


                                                                General                        Limited Partners
                                                                Partners
                                                                 Amount                 Units                  Amount
                                                                 ------                 -----                  ------
Balance, January 1, 1998                                          $ (244,064)            21,002.8               $ 5,839,846

Net loss                                                              (3,672)                   -                  (118,740)
                                                            -----------------       --------------        ------------------

Balance, June 30, 1998                                            $ (247,736)            21,002.8               $ 5,721,106
                                                            =================       ==============        ==================



Balance, January 1, 1999                                          $ (389,213)            21,002.8               $ 1,146,682

Net loss                                                             (12,210)                   -                  (394,799)
                                                            -----------------       --------------        ------------------

Balance, June 30, 1999                                            $ (401,423)            21,002.8               $   751,883
                                                            =================       ==============        ==================

                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------
                                   (Unaudited)


1.      GENERAL PARTNERS' DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership V, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the six month periods ended June 30, 1999 and 1998, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

        Segment Information
        -------------------

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Partnership's only operating segment is the ownership and operation of income-producing real property for the benefit of its limited partners.


4.      ACQUISITION AND DISPOSITION OF RENTAL PROPERTY
        ----------------------------------------------

        In May 1987 the Partnership acquired a 65,334 square foot office building (The Paddock Building) located in Nashville, Tennessee for a purchase price of $3,163,323, which included $148,683 in acquisition fees.

        ----------------------------------------------------------

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

        In December 1997, the Partnership sold Williamsburg North, the Fountains, O'Hara, Wayne Estates and Jackson Park for a total purchase price of $16,107,000, which generated a net gain for financial statement purposes of $5,009,787. The =properties were sold to U.S. Apartments LLC, a wholly-owned affiliate of Joseph M. Jayson, Individual General Partner.


5.      INVESTMENT IN LAND
        ------------------

        The Partnership owns approximately 96 acres of vacant land in Amherst, New York. The investment totaled $417,473 and $397,946 as of June 30, 1999 and 1998, respectively. The balance as of June 30, 1999 approximates the investment's fair value.


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

        -----------------------------------------

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

        The Partnership has contributed $1,582,316 to the Phase III Venture. The remaining funds needed to complete construction came from a $750,000 construction loan. The balance of this loan at June 30, 1998 was $454,591. The loan was paid in full when the new loan described in Note 7 was obtained.

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

        In November 1997, the Partnership acquired the interest of Inducon Corporation for $40,000. The Partnership now owns 100% of the Inducon East Phase III property. The property began to be consolidated in the Partnership's financial statements beginning November 1, 1997.

7.      MORTGAGES AND NOTES PAYABLE
        ---------------------------

        The Partnership has the following mortgages payable:

        The Paddock Building
        --------------------

        The mortgage outstanding at June 30, 1999 of $1,688,558 provides for monthly principal and interest payments $12,785 including interest at 7.70%. The mortgage matures January 2009 with a balloon payment of approximately $1,375,000.

        An 8.75% mortgage with a balance of $1,575,684 at June 30, 1998, which provides for annual principal and interest payments of $219,612 payable in equal monthly installments with a final payment of $1,589,511 initially due in June 1998; this mortgage was extended to September 30, 1998. Also, a 10% demand note with a balance of $180,000 as of June 30, 1998 providing for monthly interest payments of $1,500. The mortgage and note were refinanced later in 1998.

        Camelot East Apartments
        -----------------------

        A mortgage with a balance of $4,829,892 and $4,871,608 at June 30, 1999 and 1998, respectively, providing for monthly principal and interest payments of $33,927, bearing interest at 7.4%. The note matures November 2027.

        A mortgage with a balance of $4,900,000 at June 30, 1997, providing for interest payments only, bearing interest at 9.1875%. The note was to mature in June 1999 but was subsequently converted to a term loan.

        Commercial Park West
        --------------------

        The mortgage outstanding (bridge loan) with a balance of $5,400,000 at June 30, 1999 and 1998 provides for monthly interest only payments for a term of two years at a rate equivalent to 350 basis points over the thirty-day LIBOR rate. The loan may at any time during the two years be converted to a thirty year fixed mortgage. The mortgage matures March 2000.

        Inducon East
        ------------

        The mortgage outstanding at June 30, 1999 of $6,158,500 provides for monthly principal and interest payments of $46,827 including interest at 7.74%. The mortgage matures January 2029.

        The previous mortgage on this property was refinanced in 1998.

        ---------------------------------------

        Inducon East Phase III
        ----------------------

        The mortgage outstanding at June 30, 1999 of $1,864,585 provides for monthly principal and interest payments of $14,150 including interest at 7.74%. The mortgage matures January 2029.

        The previous loans on this property were refinanced in 1998.

        The mortgages described above are secured by the individual complexes to which they relate.

        The Partnership's mortgages are of a non-recourse nature.

        The aggregate maturities of mortgages payable for each of the next five years and thereafter are as follows:


                           Year                               Amount
                           ----                               ------

                           1999                             $   171,503
                           2000                               5,596,594
                           2001                                 216,749
                           2002                                 228,952
                           2003                                 247,077
                           Thereafter                        13,574,238
                                                             ----------

                           TOTAL                            $20,035,113
                                                            ===========


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

        ------------------------------------------------

        Management has determined that the estimated fair values of the mortgages payable on Commercial Park West, The Paddock, Inducon East and Inducon East Phase III with carrying values of approximately $5,400,000, $1,688,000, $6,158,500 and $1,865,000 at June 30, 1999, respectively, are believed to approximate their carrying value since new mortgages were obtained recently.

        The fair value of the mortgage payable on Camelot East approximates its carrying value of approximately $4,830,000 because the mortgage has a variable interest rate.

        Refer to Note 6 for a description of the terms of the mortgages.


9.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled approximately $97,536 and $100,198 for the six months ended June 30, 1999 and 1998, respectively.

        Accounts receivable - affiliates amounted to $59,655 at June 30, 1999. The amount due is payable on demand.

        The Partnership entered into a management agreement with unrelated third parties for the management of The Paddock and Commercial Park West. The agreements provide for the payment of a management fee equal to 3% and 2% of monthly gross rental income, respectively.

        According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement). No such fee has been paid or accrued by the Partnership for the six months ended June 30, 1999 and 1998.

        Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled approximately $3,300 for both the six months ended June 30, 1999 and 1998.

        RELATED PARTY TRANSACTIONS
        --------------------------

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

        The reconciliation of net loss for the six months ended June 30, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:

                                                       June 30,                  June 30,
                                                         1999                       1998
                                                         ----                       ----
        Net loss - statement of operations           $   (407,009)              $  (122,412)

        Add to (deduct from):
         Difference in depreciation                       200,000                   200,000
         Allowance for doubtful accounts                  170,000                    20,000
                                                     ------------               -----------

        Net (loss) income - tax return purposes      $  ( 37,009)               $    97,588
                                                     ============               ===========

        ------------------------

        The reconciliation of Partners' Capital as of June 30, 1999 and December 31, 1998 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                June 30,           December 31,
                                                  1999                  1998
                                                  ----                  ----

Partners' Capital - balance sheet             $   350,460           $   757,469
Add to (deduct from):
 Accumulated difference in
 depreciation                                   2,840,073             2,640,073
 Gain on sale of properties                      (905,955)             (905,955)
 Accumulated difference in investments
 in Joint Ventures                                543,845               543,845
 Syndication fees                               2,352,797             2,352,797
 Accumulated difference in amortization
 of organization costs                             21,738                21,738
 Other nondeductible expenses                     299,095               129,095
                                              -----------           -----------

Partners' Capital -
 tax return purposes                          $ 5,502,053           $ 5,539,062
                                              ===========           ===========

11.     SUBSEQUENT EVENTS
        -----------------

        On September 9, 1999, the Partnership obtained a new mortgage on Commercial Park West. The principal balance is $6 million with monthly payments including interest at 8.07%. The note is to be amortized over a period of 30 years and matures October 11, 2009. The previous mortgage was paid in full upon the refinancing with no gain or loss being recognized.

PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
           ----------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership still maintains sufficient cash to enable it to not only fund current operations, but also to provide for future capital improvements. No distributions to partners were made in either the first six months of 1999 or 1998. The General Partner hopes to resume making distributions at some time during the remainder of 1999 or possibly at the beginning of 2000.

Occupancies at the properties in the Partnership continued in most locations to be favorable (i.e., exceeding 90 percent on average). Commercial Park West was successfully refinanced during the third quarter of 1999; the principal balance on the mortgage was increased and the interest rate obtained is believed by management to be very favorable compared to what is being offered in the market. Management continues to actively pursue new tenants by making capital improvements to the properties and through the use, although somewhat limited, of rental promotions and concessions. Capital improvements including painting, installation of new carpeting and new appliances at Camelot East Apartments and improvements to building exteriors are all currently in process or planned. Capital improvement reserves set up with lenders have funded much of the work being done at the properties.

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

--------------------------------------------

Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management expects to be fully Year 2000 compliant with all testing done by October 31, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.


Results of Operations
---------------------

Partnership operations for the three month period ended June 30, 1999 resulted in a net loss of $159,314 or $7.36 per limited partnership unit compared to a loss of $82,169 or $3.79 per limited partnership unit for the same period in 1998. The Partnership operations for the six month period ended June 30, 1999 resulted in a net loss of $407,009 or $18.80 per limited partnership unit versus a six month 1998 net loss of $122,412 or $5.65 per unit.

Tax basis loss for the six month period ended June 30, 1999 amounted to $37,009 or $1.71 per limited partnership unit compared to taxable income of $97,588 or $4.51 per unit for the corresponding period in 1998.

Total revenue for the three month period ended June 30, 1999 amounted to $1,241,629 decreasing approximately $410,000 from the three month period ended June 30, 1998. For the first six months of 1999 there was an increase in total partnership revenue of slightly more than $43,000 as compared to the same period in 1998. Rental income is responsible for the entire increase during the six month period. The increase in rental income is due to increased occupancy at the Inducon properties and the stepped-up leases at all commercial properties in this Partnership. Occupancy at the commercial properties in the Partnership, specifically Commercial Park West, continues to remain high, and therefore cash flow from operations remains positive for the six months ended June 30, 1999.

----------------------------------

For the six month period ended June 30, 1999, expenses totaled $2,900,376 as compared to a total of $2,572,841 for the six months ended June 30, 1998. For the quarter ended June 30, 1999, Partnership expenses amounted to $1,400,943, a decrease of approximately $332,000 from the same quarter of 1998. Property operations costs increased approximately $262,000 between the six months ended June 30, 1999 and 1998 when such expenses totaled $1,040,496 and $778,559, respectively. The increase in expenses between the two six month periods is largely due to physical improvements made to the properties to make them more appealing to potential renters. Improvements to the outside of the properties, such as painting and parking lot sealing, have either been completed, are in process, or are being bid out by management. Management plans to continue improvements such as interior and exterior painting, carpet replacement, appliance replacement (at the one residential property remaining in the Partnership), etc., so higher than usual property operation costs, specifically repairs, maintenance and payroll, are expected during the remaining six months of 1999. Management continues to stress the importance of the physical appearance of the properties as a means of improving occupancy. Other expenses (i.e., other than property operations) incurred by the Partnership remained fairly consistent between the six months ended June 30, 1999 and 1998. An increase in interest expense of approximately $68,000 was the result of an increase in the principal balance of the Partnership's mortgages. Also, a slight decrease in total administrative expenses totaling approximately $20,000 was noted between the two six month periods; this decrease was not found to be attributed in large part to any one specific expense and/or property.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP V


By: /s/  Joseph M. Jayson                                September 30, 1999
    ---------------------                                ------------------
    Joseph M. Jayson,                                    Date
    Individual General Partner and
    Principal Financial Officer