Form 10-Q
period 1999-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 1999-11-19
CIK 790067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                   Commission File Number
September 30, 1999                                             0-16561

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
             (Exact Name of Registrant as specified in its charter)


      Delaware                                           16-1275925
(State of Formation)                        (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    -----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of September 30, 1999 the issuer had 21,002.8 units of limited partnership interest outstanding. The aggregate value of the units of limited partnership interest held by non-affiliates of the Registrant was $21,001,800.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------

                                      INDEX
                                      -----

                                                                                     PAGE NO.
                                                                                     --------
PART I:           FINANCIAL INFORMATION
-------           ---------------------

                  Balance Sheets -
                           September 30, 1999 and December 31, 1998                     3

                  Statements of Operations -
                           Three Months Ended September 30, 1999 and 1998               4

                  Statements of Operations -
                           Nine Months Ended September 30, 1999 and 1998                5

                  Statements of Cash Flows -
                           Nine Months Ended September 30, 1999 and 1998                6

                  Statements of Partners' (Deficit) Capital -
                           Nine Months Ended September 30, 1999 and 1998                7

                  Notes to Financial Statements                                       8 - 20


PART II:          MANAGEMENT'S DISCUSSION & ANALYSIS OF
                  FINANCIAL CONDITION & RESULTS OF
                  --------------------------------
                  OPERATIONS                                                         20 - 22
                  ----------



PART III:         FINANCIAL DATA SCHEDULE                                                 25
---------         -----------------------

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1999 and December 31, 1998
                    ----------------------------------------
                                   (Unaudited)

                                                                        September 30,             December 31,
                                                                            1999                      1998
                                                                            ----                      ----
ASSETS
------
Property, at cost:
     Land and improvements                                             $  2,439,519              $  2,435,519
     Buildings and improvements                                          26,382,494                26,089,842
     Furniture, fixtures and equipment                                      513,807                   513,807
                                                                       ------------              ------------
                                                                         29,335,820                29,039,168
     Less accumulated depreciation                                       11,140,642                10,222,305
                                                                       ------------              ------------
          Property, net                                                  18,195,178                18,816,863


Investment in land                                                          417,473                   417,473

Cash                                                                        992,509                   188,887
Accounts receivable, net of allowance for doubtful
     accounts of $95,133 and $81,000, respectively                          118,825                    75,023
Accounts receivable - affiliates                                            122,930                      --
Mortgage escrow                                                             591,297                   980,981
Mortgage costs, net of accumulated amortization
     of $129,531 and $143,560                                               791,144                   839,242
Leasing commissions, net of accumulated amortization
     of $682,214 and $623,785                                               126,763                   185,192
Other assets                                                                220,241                   104,035
                                                                       ------------              ------------

            Total Assets                                               $ 21,576,360              $ 21,607,696
                                                                       ============              ============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgages payable                                                 $ 20,481,774              $ 20,035,113
     Accounts payable and accrued expenses                                  576,802                   345,593
     Accounts payable - affiliates                                             --                     185,272
     Accrued interest                                                        64,079                    65,418
     Security deposits and prepaid rents                                    276,927                   218,831
                                                                       ------------              ------------
            Total Liabilities                                            21,399,582                20,850,227
                                                                       ------------              ------------

Partners' (Deficit) Capital:
     General partners                                                      (406,634)                 (389,213)
     Limited partners                                                       583,412                 1,146,682
                                                                       ------------              ------------
           Total Partners' Capital                                          176,778                   757,469
                                                                       ------------              ------------

           Total Liabilities and Partners' Capital                     $ 21,576,360              $ 21,607,696
                                                                       ============              ============


                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 Three Months Ended September 30, 1999 and 1998
                 ----------------------------------------------
                                   (Unaudited)

                                                                       Three Months               Three Months
                                                                           Ended                      Ended
                                                                       September 30,              September 30,
                                                                           1999                       1998
                                                                           ----                       ----
Income:
     Rental                                                            $ 1,147,972                 $ 1,033,976
     Interest and other income                                             174,615                     155,457
                                                                       -----------                 -----------
     Total income                                                        1,322,587                   1,189,433
                                                                       -----------                 -----------

Expenses:
     Property operations                                                   625,204                     790,457
     Interest                                                              363,581                     359,999
     Depreciation and amortization                                         402,438                     403,703
     Administrative:
          To affiliates                                                    (40,927)                     29,350
          Other                                                            145,973                     108,405
                                                                       -----------                 -----------
     Total expenses                                                      1,496,269                   1,691,914
                                                                       -----------                 -----------

Net loss                                                               $  (173,682)                $  (502,481)
                                                                       ===========                 ===========


Loss per limited partnership unit                                      $     (8.02)                $    (23.21)
                                                                       ===========                 ===========


Distributions per limited partnership unit                             $      --                   $      --
                                                                       ===========                 ===========

Weighted average number of
     limited partnership units
     outstanding                                                          21,002.8                    21,002.8
                                                                       ===========                 ===========

                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                       Nine Months                 Nine Months
                                                                          Ended                       Ended
                                                                      September 30,               September 30,
                                                                          1999                        1998
                                                                          ----                        ----
Income:
     Rental                                                            $ 3,337,181                 $ 3,152,731
     Interest and other income                                             478,773                     487,131
                                                                       -----------                 -----------
     Total income                                                        3,815,954                   3,639,862
                                                                       -----------                 -----------

Expenses:
     Property operations                                                 1,665,700                   1,569,016
     Interest                                                            1,142,979                   1,070,816
     Depreciation and amortization                                       1,158,523                   1,142,706
     Administrative:
          To affiliates                                                    132,183                     177,919
          Other                                                            297,260                     304,298
                                                                       -----------                 -----------
     Total expenses                                                      4,396,645                   4,264,755
                                                                       -----------                 -----------

Net loss                                                               $  (580,691)                $  (624,893)
                                                                       ===========                 ===========


Loss per limited partnership unit                                      $    (26.82)                $    (28.86)
                                                                       ===========                 ===========


Distributions per limited partnership unit                             $      --                   $      --
                                                                       ===========                 ===========

Weighted average number of
     limited partnership units
     outstanding                                                          21,002.8                    21,002.8
                                                                       ===========                 ===========


                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)

                                                                          Nine Months                Nine Months
                                                                             Ended                      Ended
                                                                         September 30,              September 30,
                                                                             1999                       1998
                                                                             ----                       ----
Cash flow from operating activities:
     Net loss                                                            $  (580,691)              $  (624,893)

Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                         1,158,523                 1,142,706
Changes in operating assets and liabilities:
     Accounts receivable                                                     (43,802)                 (117,573)
     Leasing commissions                                                        --                     (52,337)
     Other assets                                                           (115,793)                  (64,855)
     Accounts payable and accrued expenses                                   231,209                   308,171
     Accrued interest                                                         (1,339)                   44,523
     Security deposits and prepaid rent                                       58,096                   (12,555)
                                                                         -----------               -----------
Net cash provided by operating activities                                    706,203                   623,187
                                                                         -----------               -----------

Cash flow from investing activities:
     Investments in mutual funds                                                --                    (239,212)
     Accounts receivable - affiliates                                       (122,930)                     --
     Mortgage escrow                                                         389,684                  (260,831)
     Capital expenditures                                                   (296,652)                   (8,819)
                                                                         -----------               -----------
Net cash used in investing activities                                        (29,898)                 (508,862)
                                                                         -----------               -----------

Cash flows from financing activities:
     Accounts payable - affiliates                                          (185,272)                     --
     Principal payments on mortgages                                        (322,173)                 (294,759)
     Mortgage costs related to refinancing                                  (134,072)                  (74,500)
     Mortgage proceeds                                                       768,834                      --
                                                                         -----------               -----------
Net cash provided by (used in) financing activities                          127,317                  (369,259)
                                                                         -----------               -----------

Increase (decrease) in cash                                                  803,622                  (254,934)

Cash - beginning of period                                                   188,887                 2,165,489
                                                                         -----------               -----------

Cash - end of period                                                     $   992,509               $ 1,910,555
                                                                         ===========               ===========



Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                              $ 1,144,318               $ 1,026,293
                                                                         ===========               ===========

                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)


                                         General          Limited Partners
                                         Partners
                                          Amount        Units          Amount
                                          ------        -----          ------

Balance, January 1, 1998              $  (459,529)     21,002.8     $ 3,754,082

Net loss                                  (18,747)         --          (606,146)
                                      -----------      --------     -----------

Balance, September 30, 1998           $  (478,276)     21,002.8     $ 3,147,935
                                      ===========      ========     ===========




Balance, January 1, 1999              $  (389,213)     21,002.8     $ 1,146,682

Net loss                                  (17,421)         --          (563,270)
                                      -----------      --------     -----------

Balance, September 30, 1999           $  (406,634)     21,002.8     $   583,412
                                      ===========      ========     ===========


                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)


1.      GENERAL PARTNERS' DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership V, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the nine month periods ended September 30, 1999 and 1998, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

        -------------------------------------------------------

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


5.      INVESTMENT IN LAND
        ------------------

        The Partnership owns approximately 96 acres of vacant land in Amherst, New York. The investment totaled $417,473 as of September 30, 1999 and 1998. The balance as of September 30, 1999 approximates the investment's fair value.

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

        ------------------------------------------

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

        The Partnership has contributed $1,582,316 to the Phase III Venture. The remaining funds needed to complete construction came from a $750,000 construction loan described in Note 7.

        ------------------------------------------

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


7.      MORTGAGES AND NOTES PAYABLE
        ---------------------------

        The Partnership has the following mortgages and notes payable:

        The Paddock Building
        --------------------

        The mortgage outstanding at September 30, 1999 of $1,682,671 provides for monthly principal and interest payments $12,785 including interest at 7.70%. The mortgage matures January 2009 with a balloon payment of approximately $1,375,000.

        An 8.75% mortgage with a balance of $1,566,205 at September 30, 1998, which provides for annual principal and interest payments of $219,612 payable in equal monthly installments with a final payment of $1,589,511 initially due in June 1998; this mortgage was initially extended to September 30, 1998 and then again to December 1, 1998. Also, a 10% demand note with a balance of $180,000 as of September 30, 1998 providing for monthly interest payments of $1,500. The mortgage and note were refinanced later in 1998.

        ----------------------------------------

        Camelot East Apartments
        -----------------------

        A mortgage with a balance of $4,791,616 and $4,831,897 at September 30, 1999 and 1998, respectively, providing for monthly principal and interest payments of $33,927, bearing interest at 7.4%. The note matures November 2027.

        Commercial Park West
        --------------------

        A mortgage with a balance of $6,000,000 at September 30, 1999 providing for monthly principal and interest payments of $44,319, bearing interest at 8.07%. The note matures October 2029.

        A mortgage (bridge loan) with a balance of $5,400,000 at September 30, 1998 requiring interest only payments for a term of two years at a rate equivalent to 350 basis points over the thirty-day LIBOR rate (9.1875% at September 30, 1998). The loan could at any time during the two years be converted to a thirty year fixed mortgage. This mortgage was refinanced with no gain or loss being recorded in September 1999.

        Inducon East
        ------------

        The mortgage outstanding at September 30, 1999 of $6,149,313 provides for monthly principal and interest payments of $46,827 including interest at 7.74%. The mortgage matures January 2029.

        The previous mortgage on this property was refinanced in 1998.

        Inducon East Phase III
        ----------------------

        The mortgage outstanding at September 30, 1999 of $1,858,173 provides for monthly principal and interest payments of $14,150 including interest at 7.74%. The mortgage matures January 2029.

        The previous loans on this property were refinanced in 1998.

        ----------------------------------------

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

        Management has determined that the estimated fair values of the mortgages payable on Commercial Park West, Camelot East, Inducon East and Inducon East Phase III with carrying values of approximately $6,000,000, $4,791,616, $6,149,313 and $1,858,173 at September 30, 1999,
        respectively, are believed to approximate their carrying value since new mortgages were obtained recently.

        The fair value of the mortgage and note payable on The Paddock cannot be determined because it is uncertain if a comparable mortgage could be obtained in the current market due to its current occupancy level of only 70% at September 30, 1999.

9.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled approximately $49,592 and $148,590 for the nine months ended September 30, 1999 and 1998, respectively.

        Accounts receivable - affiliates amounted to $122,930 and $0 at September 30, 1999 and 1998, respectively. The amount is due and payable on demand.

        Accounts payable - affiliates amounted to $0 and $185,272 at September 30, 1999 and 1998, respectively. The amount due was payable on demand.

        The Partnership entered into a management agreement with unrelated third parties for the management of The Paddock and Commercial Park West. The agreements provide for the payment of a management fee equal to 3% and 2% of monthly gross rental income, respectively.

        According to the terms of the Partnership Agreement, the Corporate General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement). ). No such fee has been paid or accrued by the Partnership for the nine months ended September 30, 1999 and 1998.

        Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled approximately $4,950 for both the nine months ended September 30, 1999 and 1998.

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

        The reconciliation of net loss for the nine months ended September 30, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:

                                                  September 30,    September 30,
                                                      1999             1998
                                                      ----             ----

        Net loss - statement of operations         (580,691)        $ (624,893)

        Add to (deduct from):
         Difference in depreciation                 300,000            300,000
         Allowance for doubtful accounts            250,000             30,000
                                                  ---------         ----------

        Net (loss) - tax return purposes          $ (30,691)        $ (294,893)
                                                  =========         ==========


        The reconciliation of Partners' Capital as of September 30, 1999 and December 31, 1998 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                  September 30,    December  31,
                                                      1999              1998
                                                      ----              ----

        Partners' Capital - balance sheet          $  176,778        $  757,469
        Add to (deduct from):
         Accumulated difference in
         depreciation                               2,940,303         2,640,303
         Gain on sale of properties                  (905,955)         (905,955)
         Accumulated difference in investments
         in Joint Ventures                            543,845           543,845
         Syndication fees                           2,352,797         2,352,797
         Accumulated difference in amortization
         of organization costs                         21,738            21,738
         Other nondeductible expenses                 379,095           129,095
                                                   ----------       -----------

        Partners' Capital -
         tax return purposes                       $5,508,601       $ 5,539,292
                                                   ==========       ===========

PART II  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership still maintains sufficient cash to enable it to not only fund current operations, but also to provide for future capital improvements. No distributions to partners were made in either the first nine months of 1999 or 1999. The General Partner hopes to resume making distributions at some time during the year 2000, but this is dependent on future cash flow generated from operations.

Management continues to actively pursue new tenants by making capital improvements (both capitalizable and non-capitalizable) to the properties and through the use of rental promotions and concessions. Capital improvements including painting, installation of new carpeting and new appliances at Camelot East Apartments and improvements to building exteriors are all currently in process. Such work is being funded through capital improvement reserves set up with lenders. Management also continues to search for buyers for the properties in the Partnership as this is deemed to be in the best interest of the Limited Partners.

The Partnership successfully refinanced the two-year bridge loan on Commercial Park West during September 1999. Upon obtaining the new financing, the previous mortgage was paid in full with no gain or loss resulting. The result of the refinancing was additional cash provided by the new mortgage and a fixed, lower interest rate. be used to cover the costs of the necessary improvements and future tenant improvements at these commercial buildings.

The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work began May 1, 1999 and is expected to be complete by December 1, 1999. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000).

--------------------------------------------

Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management expects to be fully Year 2000 compliant with all testing done by December 1, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.

Results of Operations
---------------------

Partnership operations for the three month period ended September 30, 1999 resulted in a net loss of $173,682 or $8.02 per limited partnership unit compared to a loss of $502,481 or $23.21 per limited partnership unit for the same period in 1998. The Partnership operations for the nine month period ended September 30, 1999 resulted in a net loss of $580,691 or $26.82 per limited partnership unit versus a nine month 1999 net loss of $624,893 or $28.86 per unit.

The tax basis loss for the nine month period ended September 30, 1999 amounted to $30,691 or $1.42 per limited partnership unit compared to a tax loss of $294,893 or $13.62 per unit for the corresponding period in 1998.

----------------------------------

Total revenue for the three month period ended September 30, 1999 amounted to $1,322,587 increasing approximately $133,000 from the three month period ended September 30, 1998 when total revenue amounted to $1,189,433. For the first nine months of 1999 there was an increase in total partnership revenue of approximately $176,000 as compared to the same period in 1998; total revenue for the nine month periods ended September 30, 1999 and 1998 were $3,815,954 and $3,639,862, respectively. The increase in total income is fully attributable to increased rental revenues generated at Commercial Park West in Durham, North Carolina. Occupancy at the commercial properties in the Partnership (with the exception of The Paddock), specifically Commercial Park West, continue to remain high, and therefore cash flow from operations remains positive for the nine months ended September 30, 1999.

For the nine month periods ended September 30, 1999 and 1997, expenses totaled $4,396,645 and $4,264,755, respectively; for the quarters ended September 30, 1999 and 1998, partnership expenses amounted to $1,496,269 and $1,691,914, respectively. The increase in expenses between the third quarter of 1999 and 1998 is largely due to physical improvements made to the properties to make them more appealing in order to increase (and maintain, where applicable) occupancy levels. Improvements to the outside of the properties, such as painting and parking lot sealing, will continue as long as the weather permits. Management plans to continue such improvements, so higher than usual property operation costs, specifically repairs, maintenance and payroll, are expected to continue into the early part of the year 2000. Management continues to stress the importance of the physical appearance of the properties as a means of improving occupancy. Total expenses for the nine months ended September 30, 1999 increased approximately $132,000 or 3% from those reported during the same period in 1998. The increase is primarily attributed to increased property operations expenses as previously described. For example, increased payroll and related costs, repairs and maintenance and contracted services totaling approximately $18,000, $152,000 and $21,000, respectively were all incurred at Camelot East Apartments between the nine months ended September 30, 1999 and 1998.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP V



By: /s/  Joseph M. Jayson                       November 17, 1999
    ---------------------                       -----------------
    Joseph M. Jayson,                           Date
    Individual General Partner and
    Principal Financial Officer