Form 10-K405
period 1999-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2000-09-20
CIK 790067

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

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

         Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ( X )


                       DOCUMENTS INCORPORATED BY REFERENCE
        See item 14 for a list of all documents incorporated by reference

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. As of December 31, 1999, the Partnership owned one (1) 205 unit apartment complex in Louisville, KY, one (1) 65,334 square foot office/warehouse building in Nashville, Tennessee, one (1) 115,021 square foot office complex in Durham, North Carolina, and two (2) office/warehouse complexes in Amherst, New York, totaling 196,500 square feet.

         The business of the Partnership is not seasonal. As of December 31, 1999, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1999 were employees of the Corporate General Partner or its affiliates.


         The occupancy for each complex as of December 31, 1999, 1998 and 1997 was as follows:

                                  1999            1998               1997
                                  ----            ----               ----
Camelot                            93%             92%                98%
The Paddock                        71%             77%                86%
Commercial Park West              100%             97%               100%
Inducon East                       94%             93%                89%
Inducon East Phase III             92%             96%               100%

         The percentage of total Partnership revenue generated from each complex as of December 31, 1999, 1998 and 1997 was as follows:

                                      1999             1998             1997
                                      ----             ----             ----
Camelot                                24%              28%              18%
The Paddock                             7%               7%               6%
Commercial Park West                   32%              31%              20%
Inducon East                           29%              26%               3%
Inducon East Phase III                  8%               8%               1%
Williamsburg North                      -                -               12%
Fountains                               -                -               15%
O'Hara                                  -                -                7%
Wayne Estates                           -                -               11%
Jackson Park                            -                -                7%

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

ITEM 2:  PROPERTIES
-------------------

The following is a list of properties owned by the Partnership at December 31, 1999:

Property Name
-------------
and Location                        General Character of Property                                Purchase Date
------------                        -----------------------------                                -------------
Camelot East Apts.                  Apartment complex; 23 buildings on 6 acres;                      May 1988
  Louisville, KY                    205 units. The outstanding mortgage balance
                                    at December 31, 1999 was $4,810,739 providing
                                    for annual principal and interest payments
                                    of approximately $407,000 including interest
                                    at 7.4%. The mortgage matures November 2027.


The Paddock Building                Office/Warehouse Building; 65,334 square                         May 1987
  Nashville, TN                     feet.  The property is currently managed by
                                    an unrelated third party. Realmark
                                    Corporation, an affiliate of the Corporate
                                    General Partner, closely monitors the
                                    operations. The outstanding mortgage balance
                                    at December 31, 1999 was $1,678,683. The
                                    mortgage provides for monthly principal and
                                    interest payments of $12,785 including
                                    interest at 7.70% and matures January 2009
                                    with a balloon payment of approximately
                                    $1,375,000.



ITEM 2: PROPERTIES (Con't.)
---------------------------


Property Name
-------------
and Location                        General Character of Property                               Purchase Date
------------                        -----------------------------                               -------------


Commercial Park West                Office complex; 3 buildings totaling                           June 1991
  Durham, NC                        115,021 square feet.  The property is
                                    managed by an unrelated third party, with
                                    Realmark Corporation, an affiliate of the
                                    Corporate General Partner, closely monitoring
                                    the operations.  The outstanding mortgage
                                    balance  at December 31, 1999 was
                                    $5,989,366.  The mortgage provides for monthly
                                    principal and interest payments of $44,319 including
                                    interest at 8.07% and matures October 2029



Inducon East                        Office/warehouse complex; 6 buildings on                        Acquired
  Amherst, NY                       15 acres; approximately 150,000 sq. ft of                    April 1987 as
                                    rentable space. The outstanding mortgage                    Joint Venture;
                                    balance at December 31, 1999 was $6,127,682,                fully acquired
                                    providing for monthly principal and interest                 November 1997
                                    payments of $46,827, including interest at
                                    7.74%. The mortgage matures January 2009.


Inducon East Phase III              The development consists of two buildings totaling              Acquired
   Amherst, NY                      46,500 sq. ft. The outstanding mortgage                      September 1992
                                    balance at December 31, 1999 was $1,851,636,                as Joint Venture;
                                    providing for monthly principal and interest                 fully acquired
                                    payments of $14,150, including interest at                    November 1997
                                    7.74%. The mortgage matures January 2009.


ITEM 3:  LEGAL PROCEEDINGS
--------------------------

         The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings; however, for a discussion of litigation which is pending against the General Partners and certain other associates, please see Item 7.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST.
-------  --------------------------------------------------------------

         There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

         There were no Partnership distributions for the years ended December 31, 1999 or 1997. Distributions of approximately $3,580,000 were made to the partners in the year ended December 31, 1998.

         As of December 31, 1999, there were 2,180 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------
                                               Realmark Properties Investors Limited Partnership-V
                                               ---------------------------------------------------

                                  Year Ended      Year Ended      Year Ended     Year Ended     Year Ended
                                Dec. 31, 1999    Dec. 31, 1998  Dec. 31, 1997   Dec. 31, 1996  Dec. 31, 1995
                               --------------    ------------- --------------  --------------  -------------
Total assets                     $ 21,184,642    $ 21,760,675    $ 25,243,111    $ 26,050,643    $ 27,477,303
                                 ============    ============    ============    ============    ============
Notes payable and
  long-term obligations          $ 20,458,106    $ 20,035,113    $ 18,507,664    $ 21,337,592    $ 21,606,473
                                 ============    ============    ============    ============    ============
-------------------------------------------------------------------------------------------------------------
Revenue                          $  5,129,937    $  4,751,433    $  7,068,782    $  7,012,767    $  7,213,894


Expenses                            5,719,275       6,009,276       9,151,387       7,919,987       8,782,511
                                 ------------    ------------    ------------    ------------    ------------

Loss before allocated
  loss from joint ventures and
  gain on sale of properties         (589,338)     (1,257,843)     (2,082,605)       (907,220)     (1,568,617)

Loss from Joint Ventures                   --              --        (625,953)       (354,921)       (394,263)

Gain on sale of properties                 --              --       5,009,787              --              --
                                 ------------    ------------    ------------    ------------    ------------

Net income (loss)                $   (589,338)   $ (1,257,843)   $  2,301,229    $ (1,262,141)   $ (1,962,880)
                                 ============    ============    ============    ============    ============
-------------------------------------------------------------------------------------------------------------
Net cash provided by
  (used in) operating
  activities                     $    791,316    $   (291,367)   $ (1,179,623)   $    733,884    $    360,672

Principal payments on
  mortgages                          (177,007)       (537,588)       (270,610)       (268,881)       (311,596)

Proceeds from refinancing           6,000,000      15,180,000      19,310,000              --              --

Principal payments upon
  refinancing                      (5,400,000)    (13,114,963)    (14,563,042)             --              --
                                 ------------    ------------    ------------    ------------    ------------
Net cash provided by
  (used in) operating
  activities plus
  proceeds less
  principal payments on
  long-term debt                 $  1,214,309    $  1,236,082    $  3,296,725    $    465,003    $     49,076
                                 ============    ============    ============    ============    ============
-------------------------------------------------------------------------------------------------------------
(Loss) income per limited
  partnership unit               $     (27.22)   $     (58.09)   $      99.31    $     (58.29)   $     (90.65)
                                 ============    ============    ============    ============    ============

Distributions per limited
  partnership unit               $         --    $      65.36    $         --    $         --    $         --
                                 ============    ============    ============    ============    ============

Weighted average number
  of limited partnership
  units outstanding                  21,002.8        21,002.8        21,002.8        21,002.8        21,002.8
                                 ============    ============    ============    ============    ============

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------------------------------

Liquidity and Capital Resources:
--------------------------------

         The Partnership successfully refinanced the mortgages on The Paddock, Inducon East and Inducon East Phase III during the year ended December 31, 1998. A bridge loan which originated in 1998 on Commercial Park West was replaced by permanent mortgage financing during the year ended December 31, 1999. Upon obtaining the new financing, the previous mortgages were paid in full with no gain or loss resulting. The result of the refinancing was additional cash provided by the new mortgages and lower interest rates. Escrow accounts were set up as part of the new mortgages on The Paddock and Inducon East; these accounts are to be used to cover the costs of the necessary improvements and future tenant improvements at these commercial buildings.

         During November of 1997, the Partnership acquired 100% interest in Inducon East and Inducon East Phase III. Prior to this time, the Partnership had a 50% interest in each of these commercial properties. These properties began to be consolidated in the Partnership's financial statements in November 1997.

                  On November 4, 1997, a consent solicitation statement was sent to all Limited Partners of this Partnership. The offering was for the purchase of five of the residential complexes in the Partnership: Williamsburg North Apartments, The Fountains Apartments, O'Hara Apartments, Wayne Estates Apartments, and Jackson Park Apartments. The price offered in the document for the properties, including the proceeds from the sale and distributions from other sources, was $16,107,000 or approximately $171 per Limited Partnership unit. The purchaser is an affiliate by common ownership of the General Partners. Consent under the offering was received and the sale was finalized on December 5, 1997. The sale resulted in a gain of $5,009,787. A distribution of a portion of the proceeds from the sale of approximately $3,580,000 was made during the first quarter of 1998. The Partnership made no distributions in the years ended December 31, 1999 or 1997. It is uncertain as to when the Partnership will be in a position to make future distributions, although management is hopeful that distributions will be made again in the future once the capital improvement work scheduled at the properties is either completed or the full costs may be measured.

         Numerous capital projects were undertaken in 1999. At Camelot East a total of $77,000 was spent on capital projects. These projects included the replacement of sidewalks, replacement of exterior siding, hallway painting, boiler replacement and chiller repairs, appliances, carpeting and flooring. At the Paddock a total of $99,000 was spent on projects such as asphalt repairs, curb repairs, exterior wall repairs, replacing flashing on the exterior of buildings, painting the exterior of buildings, replacement of exterior doors, repairing electrical distribution boxes, installing handicap parking areas and installing ramps. At Inducon East (Phase I, II & III) a total of $31,000 was spent on capital projects. These projects included roof repair and window lentil and accent painting. At Commercial Park West a total of $25,000 was spent on capital projects. These projects included the painting of halls, design of an additional parking lot and window and door frame painting.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
         ------------------------------------------------------


Liquidity and Capital Resources:
--------------------------------

         The Partnership conducted a review of its computer systems to identify the systems that could have been affected by the "year 2000 issue" and implemented a plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management contracted with outside independent computer consultants to resolve this issue. The majority of the software in use is "2000 compliant" or was added at no significant cost. Management also engaged a computer firm to re-write its tax software making it Year 2000 compliant. Management did not experience any significant problems with its computers as a result of the year 2000 issue and does not anticipate any such problems in the future.

The Partnership, as a nominal defendant, the General Partners of the Partnership and the three individuals constituting the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 19, 2000 in a class and derivative action instituted by Ira Gaines and on August 21, 2000 in a class and derivative action instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. The actions allege breaches of contract and breaches of fiduciary duty and seek, among other things, an accounting, the removal of the General Partners, the liquidation of the Partnership and the appointment of a receiver to supervise the liquidation, and damages. The General Partners and the officers and directors of the Corporate General Partner have filed a motion to dismiss the first complaint and are presently reviewing the second complaint and intend to vigorously pursue their defense.

Results of Operations:
----------------------

         For the year ended December 31, 1999, the Partnership incurred a loss of $589,338 or $27.22 per limited partnership unit. For the year ended December 31, 1998, the Partnership reported net loss of $1,257,843 or $58.09 per limited partnership unit. For the year ended December 31, 1997, the Partnership reported net income of $2,301,229 or $99.31 per limited partnership unit. The income was the result of a gain from the sale of five residential apartment complexes amounting to approximately $5,000,000.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
         ------------------------------------------------------

Results of Operations (Con't.):
-------------------------------

         Partnership revenue for the year ended December 31, 1999 totaled $5,129,937 consisting of rental revenue of $4,443,569 and other income, which includes interest, laundry income, common area maintenance and other miscellaneous sources of income of $686,368. For the year ended December 31, 1998, Partnership revenue totaled $4,751,433, consisting of rental revenue of $4,656,844 and other income, which includes interest, laundry income and other miscellaneous sources of income, of $94,589. For the same time period in 1997, total revenue reported was $7,068,782, consisting of rental income of $6,739,210 and other income of $329,572. The primary reason for the decrease in total revenue when comparing the year ended December 31, 1999 to both 1998 and 1997 is that the Partnership owned five more residential apartment complexes which were reporting income for most of 1997 (i.e., in 1997 these complexes reported rental income of approximately $3,433,000 and other income of approximately $264,000; total income for 1999 increased by $378,504 over 1998 total income). Contributing to the increase was the increased occupancy of Inducon East. Occupancy at Commercial Park West remained at 100%. The Paddock/warehouse building in Nashville, Tennessee remained at 71% occupancy. Management is anticipating that a new tenant will take 5,000 square feet in June 2000, this will bring occupancy up to 78%.

         Partnership expenses for year ended December 31, 1999 totaled $5,719,275 a decrease over the expenses for the year ended December 31, 1998. A considerable decrease over the expenses of the year ended December 1997. The major decrease over 1997 can be attributed to there being fewer properties reporting expenses in the Partnership. The biggest decrease over 1999 and 1998 is the reduction in interest expense of $480,433. This was due to the loan refinancing which occurred in 1998 and 1999. The expenses for property operations for 1999 increased $341,485 over those of 1998. The increased expenses are attributable to significant non-capitalizable repairs and maintenance work being done at the properties. At Camelot Apartments, appliances, pool repair, carpets, heating and cooling were major expenses totaling $200,000. Common area repairs were made at The Paddock and Commercial Park West that totaled $90,000.

         For the year ended December 31, 1999, the tax basis loss was $53,411 or $2.47 per limited partnership unit compared to a tax loss of $510,373 or $23.57 per unit for the year ended December 31, 1998 and tax income of $1,461,448 or $67.50 per limited partnership unit for the year ended December 31, 1997.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

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


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         Listed under Item 14 of the report.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------  ---------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------

         As reported on Form 8-K/A, filed with the Securities and Exchange Commission on April 17, 2000, and incorporated herein by reference in its entirety: (i) Deloitte & Touche, LLP notified the Company on January 11, 2000 that its relationship as the principal accountants to audit the Company's financial statements had ceased; (ii) effective January 28, 2000, the company engaged Toski, Schaefer & Co., P.C. as its independent accountants.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 1999, are listed below. Each director is subject to election on an annual basis.

                                   Title of All Positions                         Year First
Name                               Held With the Company                     Elected to Position
----                               ---------------------                     -------------------
Joseph M. Jayson                    President and Director                            1979

Judith P. Jayson                    Vice President and Director                       1979

Michael J. Colmerauer               Secretary                                         1991


         Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice President and Director of Realmark Properties, Inc., are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 61, is President and Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is President and Director of Realmark Corporation and Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been engaged in real estate business for the last 37 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 37 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967, left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed, or participated in various ways, in forming over 30 real estate related limited partnerships. For the past eighteen years, Mr. Jayson and J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. (Con't)
--------------------------------------------------------------------

         Judith P. Jayson, age 59, is currently Vice-President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 28 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

         Michael J. Colmerauer, 42, is Secretary and in-house legal counsel for J.M. Jayson & Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 16 years.


ITEM 11: EXECUTIVE COMPENSATION.
--------------------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for its fiscal years ended December 31, 1999, 1998 or 1997; nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 1999, 1998 or 1997.

         The following table sets forth for the years ended December 31, 1999, 1998 and 1997 the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:

Entity Receiving              Type of
Compensation                  Compensation                       1999             1998             1997
------------                  ------------                       ----             ----             ----
US Capital Inc..
(An affiliate of the
General Partners)             Loan Placement Fees                $ 60,000         $ 151,800       $ 234,500
                                                            -------------    --------------    ------------

Realmark Properties, Inc.
(The Corporate
General Partner)              Reimbursement for
                              allocated  partnership
                              administration expenses             209,399           235,915         335,197

                              Partnership Management Fees              --                --          30,600

Realmark Corporation          Property Management Fees            208,024           212,285         333,322
                              Computer Service Fees                 6,690             6,690          20,842
                                                            -------------     -------------    ------------
                                                                  424,133           454,890         719,961
                                                            -------------    --------------    ------------

                              Total                             $ 484,113         $ 606,690       $ 954,461
                                                            =============    ==============    ============


ITEM 11: EXECUTIVE COMPENSATION  (Con't.).
------------------------------------------

         The Corporate General Partner is entitled to a continuing Partnership Management Fee equal to 7% of net cash flow as defined in the Partnership Agreement. No such fee was paid in the year ended December 31, 1999. This fee totaled $30,600 for the year ended December 31, 1997. The General Partners are also entitled to 3% of Distributable Cash, as defined in the Partnership Agreement (no such amounts were distributed for the years ended December 31, 1999, 1998 and 1997) and to certain expense reimbursements with respect to Partnership operations.

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

         Since the conditions described above have not been met, no disposition fee was paid or accrued on the March 1990 sale of Pelham East or on the five properties sold in 1997 as described in Item 7.

         The General Partners may also be entitled to 13% of any remaining sale or refinancing proceeds after payments to the Limited Partners pursuant to the terms outlined in the Partnership Agreement

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially more than five percent (5%) of the units of Limited Partnership Interest of the Partnership. The General Partners, as of December 31, 1999, owned three (3) units of Limited Partnership Interest.

         Affiliates of the General Partners own of record or beneficially 598.2 units of Limited Partnership Interest constituting 2.85% of the Partnership Interest.

         Based upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the registrant, all reports were filed, however one report was filed subsequent to its required due date. This report contained a total of two transactions totaling 48.5 limited partnership units.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
--------------------------------------------------------

         During 1999, no transactions occurred between the Partnership and the officers and directors of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in
Note 8 to the financial statements.

         As discussed in Item 7, the Partnership sold five residential properties to U.S. Apartments LLC, a wholly-owned affiliate of the General Partners, in December 1997.

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

         (a)      Financial Statements and Schedules.
                  -----------------------------------

                  FINANCIAL STATEMENTS
                  --------------------
                                                                                                   PAGE
                                                                                                   ----
                  (i)      Independent Auditors' Report                                             F-1

                  (ii)     Independent Auditor's Report for the two fiscal years ended
                             December 31, 1998                                                      F-2

                  (iii)    Balance Sheets at December 31, 1999 and 1998                             F-3

                  (iv)     Statements of Operations for the years ended
                             December 31, 1999, 1998 and 1997                                       F-4

                  (v)      Statements of Partners' Equity for the
                             years ended December 31, 1999, 1998 and 1997                           F-5

                  (vi)     Statements of Cash Flows for the years ended
                             December 31, 1999, 1998 and 1997                                       F-6

                  (vii)    Notes to Financial Statements                                            F-7 to F-16

                  FINANCIAL STATEMENT SCHEDULE
                  ----------------------------

                  (i)      Schedule III - Real Estate and Accumulated Depreciation                  F-17 to F-18

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

         (b)      Reports on Form 8-K
                  -------------------

                  None.

         (c)      Exhibits
                  --------

                  4.       Instruments defining the rights of security holder, including indentures

                           (a)      First Amended and Restated Agreement and
                                    Certificate of Limited Partnership filed with the Registration Statement of the Registrant Form S-11, filed February 28,
                                    1986, and subsequently amended, incorporated herein by reference.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - V


By:      /s/  Joseph M. Jayson                               09/19/00
         --------------------------                         ----------
         JOSEPH M. JAYSON,                                     Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/  Joseph M. Jayson                               09/19/00
         --------------------------                         ----------
         JOSEPH M. JAYSON,                                     Date
         President and Director


         /s/  Judith P. Jayson                               09/19/00
         --------------------------                         ----------
         JUDITH P. JAYSON,                                     Date
         Director


         /s/  Michael J. Colmerauer                          09/19/00
         --------------------------                         ----------
         MICHAEL J. COLMERAUER                                 Date
         Secretary

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Partners
Realmark Property Investors
    Limited Partnership - V


We have audited the accompanying balance sheet of Realmark Property Investors Limited Partnership - V as of December 31, 1999, and the related statements of operations, partners' equity, and cash flows for the year ended December 31, 1999. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit. The financial statements of Realmark Property Investors Limited Partnership - V for the years ended December 31, 1998 and 1997 were audited by other auditors whose report dated April 27, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - V as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          /s/ TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York                   -----------------------------------
April 12, 2000                            TOSKI, SCHAEFER & CO., P.C.
(August 21, 2000 as to note 11)

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership - V
We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership - V as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - V at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP


Buffalo, New York
April 27, 1999



               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                 Balance Sheets
                           December 31, 1999 and 1998


                           Assets                                      1999              1998
                           ------                                      ----              ----
Property and equipment, at cost:
     Land and improvements                                          $  2,435,519       2,435,519
     Buildings and improvements                                       26,386,959      26,089,842
     Furniture, fixtures and equipment                                   516,411         513,807
                                                                    ------------    ------------

                                                                      29,338,889      29,039,168
     Less accumulated depreciation                                    11,326,039      10,222,305
                                                                    ------------    ------------

                           Net property and equipment                 18,012,850      18,816,863

Investment in land                                                       417,473         417,473

Cash                                                                   1,004,644         188,887
Accounts receivable, less allowance for doubtful accounts of
     $103,576 in 1999 and $81,000 in 1998                                  7,882         228,002
Escrow deposits                                                          713,577         980,981
Mortgage costs, less accumulated amortization
     of $109,034 in 1999 and $143,560 in 1998                            800,175         839,242
Other assets                                                             228,041         289,227
                                                                    ------------    ------------

                           Total assets                             $ 21,184,642      21,760,675
                                                                    ============    ============

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgages payable                                                20,458,106      20,035,113
     Accounts payable and accrued expenses                               154,046         345,593
     Accounts payable - affiliates                                       107,861         338,251
     Accrued interest payable                                            111,800          65,418
     Security deposits and prepaid rents                                 184,698         218,831
                                                                    ------------    ------------

                           Total liabilities                          21,016,511      21,003,206
                                                                    ------------    ------------

Partners' equity (deficit):
     General partners                                                   (406,893)       (389,213)
     Limited partners                                                    575,024       1,146,682
                                                                    ------------    ------------

                           Total partners' equity                        168,131         757,469
Contingency                                                         ------------    ------------

                           Total liabilities and partners' equity   $ 21,184,642      21,760,675
                                                                    ============    ============


See accompanying notes to financial statements.


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                            Statements of Operations
                  Years ended December 31, 1999, 1998 and 1997



                                                         1999         1998          1997
                                                         ----         ----          ----
Income:
     Rental                                          $ 4,443,569     4,656,844     6,739,210
     Interest and other income                           686,368        94,589       329,572
                                                     -----------    ----------    ----------

                           Total income                5,129,937     4,751,433     7,068,782
                                                     -----------    ----------    ----------
Expenses:
     Property operations                               2,095,210     1,753,725     3,326,437
     Interest                                          1,742,422     2,222,855     3,306,719
     Depreciation                                      1,167,970     1,212,114     1,094,232
     Administrative:
         To affiliates                                   424,113       454,890       719,961
         Other                                           289,560       365,692       704,038
                                                     -----------    ----------    ----------

                           Total expenses              5,719,275     6,009,276     9,151,387
                                                     -----------    ----------    ----------

Loss before allocated loss from joint ventures and
     gain on sale of properties                         (589,338)   (1,257,843)   (2,082,605)

Allocated loss from joint ventures                            --            --      (625,953)

Gain on sale of properties                                    --            --     5,009,787
                                                     -----------    ----------    ----------

                           Net income (loss)         $  (589,338)   (1,257,843)    2,301,229
                                                     ===========    ==========    ==========

Net income (loss) per limited partnership unit       $    (27.22)       (58.09)        99.31
                                                     ===========    ==========    ==========

Distributions per limited partnership unit           $        --        165.36            --
                                                     ===========    ==========    ==========

Weighted average number of limited partnership
     units outstanding                                  21,002.8      21,002.8      21,002.8
                                                     ===========    ==========    ==========


See accompanying notes to financial statements.


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                         Statements of Partners' Equity
                  Years ended December 31, 1999, 1998 and 1997


                                 General        Limited Partners
                                 Partners     Units         Amount
                                 --------     -----         ------
Balance at December 31, 1996   $(459,529)     21,002.8     3,754,082

Net income                       215,465          --       2,085,764
                               ---------    ----------    ----------

Balance at December 31, 1997    (244,064)     21,002.8     5,839,846

Distributions to partners       (107,414)         --      (3,473,056)

Net loss                         (37,735)         --      (1,220,108)
                               ---------    ----------    ----------

Balance at December 31, 1998    (389,213)     21,002.8     1,146,682

Net loss                         (17,680)         --        (571,658)
                               ---------    ----------    ----------

Balance at December 31, 1999   $(406,893)     21,002.8       575,024
                               =========    ==========    ==========

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                            Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997

                                                                  1999            1998          1997
                                                                  ----            ----          ----
Cash flows from operating activities:
     Net income (loss)                                         $  (589,338)    (1,257,843)     2,301,229
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
              Depreciation and amortization                      1,342,882      1,549,691      2,251,774
              Allocated loss from joint ventures                        --             --        625,953
              Gain on sale of properties                                --             --     (5,009,787)
              (Increase) decrease in:
                  Accounts receivable                              220,120        (25,590)       (94,691)
                  Other assets                                      (3,050)       (47,802)       (94,903)
              Increase (decrease) in:
                  Accounts payable and accrued expenses           (191,547)      (377,567)      (801,974)
                  Accrued interest payable                          46,382        (93,602)      (169,523)
                  Security deposits and prepaid rents              (34,133)       (38,654)      (187,701)
                                                               -----------    -----------    -----------

                           Net cash provided by (used in)
                               operating activities                791,316       (291,367)    (1,179,623)
                                                               -----------    -----------    -----------

Cash flows from investing activities:
     (Increase) decrease in investments in mutual funds                 --      1,695,559     (1,695,559)
     (Increase) decrease in accounts receivable - affiliates            --             --        135,988
     (Increase) decrease in escrow deposits                        267,404       (624,028)       126,154
     Investment in land                                                 --        (19,527)       (24,664)
     Buyout of investment in joint venture                              --             --        (80,000)
     Proceeds from dispositions of properties                           --             --      1,491,340
     Additions to property and equipment                          (299,721)      (369,032)      (571,010)
                                                               -----------    -----------    -----------

                           Net cash provided by (used in)
                               investing activities                (32,317)       682,972       (617,751)
                                                               -----------    -----------    -----------

Cash flows from financing activities:
     Increase (decrease) in accounts payable - affiliates         (230,390)       338,251             --
     Principal payments upon refinancing                        (5,400,000)   (13,114,963)   (14,563,042)
     Mortgage costs related to refinancing                        (135,845)      (653,437)    (1,178,858)
     Mortgage proceeds from refinancing                          6,000,000     15,180,000     19,310,000
     Distributions to partners                                          --     (3,580,470)            --
     Principal payments on mortgages                              (177,007)      (537,588)      (270,610)
                                                               -----------    -----------    -----------

                           Net cash provided by (used in)
                               financing activities                 56,758     (2,368,207)     3,297,490
                                                               -----------    -----------    -----------

Net increase (decrease) in cash                                    815,757     (1,976,602)     1,500,116

Cash at beginning of year                                          188,887      2,165,489        665,373
                                                               -----------    -----------    -----------

Cash at end of year                                            $ 1,004,644        188,887      2,165,489
                                                               ===========    ===========    ===========

Supplemental disclosure of cash flow information -
     cash paid during the year for interest                    $ 1,530,007      1,978,880      2,167,292
                                                               ===========    ===========    ===========

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997


(1)  Formation and Operation of Partnership
-------------------------------------------

     Realmark Property Investors Limited Partnership - V (the Partnership), a
         Delaware limited partnership, was formed on February 28, 1986, to invest in a diversified portfolio of income-producing real estate investments, its only industry segment.

     In July 1986, the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing (minimum closing) of the offering, which occurred on December 5, 1986. All items of income and expense arose subsequent to this date. As of December 31, 1987, 20,999.8 units of limited partnership interest were sold and outstanding, excluding 3 units held by an affiliate of the general partners. The offering terminated on October 31, 1987 with gross offering proceeds of $20,999,800. The general partners are Realmark Properties, Inc. (the corporate general partner) and Mr. Joseph M. Jayson (the individual general partner). Mr. Joseph M. Jayson is the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (note
         8).

     The partnership agreement provides that distribution of funds, revenues, costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, are to be allocated 97% to the limited partners and 3% to the general partners.

     Net income or loss and proceeds arising from a sale or refinancing shall be distributed first to the limited partners in amounts equivalent to a 7% return on the average of their adjusted capital contributions; second, an amount equal to their capital contributions; third, an amount equal to an additional 5% of the average of their adjusted capital contributions after the corporate general partner receives a 2.75% property disposition fee; fourth, to all partners in an amount equal to their respective positive capital balances; and finally, in the ratio of 87% to the limited partners and 13% to the general partners.

(2)  Summary of Significant Accounting Policies
-----------------------------------------------

     (a) Basis of Accounting
     -----------------------

         The accompanying financial statements have been prepared on the accrual basis of accounting.

     (b) Estimates
     -------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                    Notes to Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (c) Property and Equipment
     --------------------------

         Property and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. The estimated lives of the Partnership's assets range from 5 to 25 years. Depreciation expense totaled $1,103,734, $1,212,114 and $1,094,232 for the years ended December
              31, 1999, 1998 and 1997, respectively. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statements of operations. The accelerated cost recovery system and modified accelerated cost recovery system are used to calculate depreciation expense for tax purposes.

     (d) Cash
     --------

         For purposes of reporting cash flows, cash includes money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Accrued Residential Rent Receivable
     ---------------------------------------

         Due to the nature of accrued rent receivable, all such receivables are fully reserved at December 31, 1999 and 1998.

     (f) Escrow Deposits
     -------------------

         Escrow deposits represent cash which is restricted for the payment of property taxes and insurance in accordance with the mortgage agreement.

     (g) Mortgage Costs
     ------------------

         Mortgage costs incurred in obtaining the property mortgage financing are recorded at cost less applicable amortization. Amortization is being computed using the straight-line method over the life of the respective mortgages.

     (h) Rental Income
     -----------------

         Leases for residential properties have terms of one year or less.
              Commercial leases generally have terms of one to five years. Rental income is recognized on the straight line method over the term of the lease.

     (i) Income (Loss) Per Limited Partnership Unit
     ----------------------------------------------

         The income (loss) per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

     (j) Income Taxes
     ----------------

         No income tax provision has been included in the financial statements since profit or loss of the Partnership is required to be reported by the respective partners on their income tax returns.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                    Notes to Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (k) Comprehensive Income
     ------------------------

         The Partnership has adopted Statement of Financial Accounting
              Standards (SFAS) No. 130 - "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." Other than net income (loss), the Partnership has no other sources of comprehensive income.

     (l) Segment Information
     -----------------------

         SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related
              Information" establishes standards for the way public business enterprises report information about operating segments and annual financial statements. The Partnership's only operating segment is the ownership and operation of income-producing real property for the benefit of its partners.

     (m) Accounting Changes and Developments
     ---------------------------------------

         In June 1998, the Financial Accounting Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity measure all derivative instruments at fair value and recognize such instruments as either assets or liabilities in the balance sheets. The accounting for changes in the fair value of a derivative instrument will depend on the intended use of the derivative as either a fair value hedge, a cash flow hedge or a foreign currency hedge. The effect of the changes in fair value of the derivatives and, in certain cases, the hedged items are to be reflected in either the statements of operations or as a component of other comprehensive income based upon the resulting designation. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 - "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. Since the Partnership does not currently have any derivative instruments or hedging activities, management does not believe that SFAS No. 133 will have a material effect on the partnership financial statements, taken as a whole.

     (n) Reclassifications
     ---------------------

         Reclassifications have been made to certain 1998 and 1997 balances in order to conform them to the 1999 presentation. Additionally, a reclassification has been recorded on the balance sheet as of December 31, 1998, increasing accounts receivable and accounts payable - affiliates by $152,979. This reclassification was recorded in connection with the December 1998 refinancing of bonds payable with regard to Inducon East Phase III. The net proceeds of this refinancing, amounting to $152,979, were received on January 5, 1999.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                    Notes to Financial Statements, Continued


(3)  Acquisition and Dispositions of Rental Property
----------------------------------------------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                    Notes to Financial Statements, Continued


(3)  Acquisition and Dispositions of Rental Property, Continued
---------------------------------------------------------------

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

     In December 1997, the Partnership sold Williamsburg North, the Fountains,
         O'Hara, Wayne Estates and Jackson Park for a total purchase price of $16,107,000, which generated a net gain for financial statement purposes of $5,009,787. The properties were sold to U.S. Apartments LLC, a wholly-owned affiliate of Joseph M. Jayson, the individual general partner.

     Statement of Financial Accounting Standards No. 121 - "Accounting for the
         Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of " (the Statement) requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of Camelot East, classified as held for sale on the balance sheet at December 31, 1997, were recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and were not depreciated during the disposal period. Fair value is determined based on estimated future cash flows. Depreciation expense, not recorded during the disposal period, for the year ended December 31, 1997 totaled approximately $55,000 for Camelot East Apartments. Depreciation expense not recorded during the same period for the five properties sold to U.S. Apartments LLC totaled approximately $281,000.

(4)  Investment in Land
-----------------------

     The Partnership owns approximately 96 acres of vacant land in Amherst, New
         York. The investment totaled $417,473 as of December 31, 1999 and 1998. The balance approximates the fair value of the investment.

(5)  Mortgages Payable
----------------------

     The Partnership has the following mortgages payable as of December 31, 1999 and 1998:

     (a) The Paddock Building
     ------------------------

         The mortgage outstanding at December 31, 1999 and 1998 of $1,678,683 and $1,700,000, respectively, provides for monthly principal and interest payments of $12,785 including interest at 7.70%. The mortgage matures January 2009 with a balloon payment of approximately $1,375,000.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                    Notes to Financial Statements, Continued


(5)  Mortgages Payable, Continued
---------------------------------

     (b) Camelot East Apartments
     ---------------------------

         Camelot East Apartments' mortgage had an outstanding balance of $4,810,739 and $4,855,113 at December 31, 1999 and 1998,
              respectively, providing for annual principal and interest payments of approximately $407,000 including interest at 7.4%. The mortgage matures November 2027.

     (c) Commercial Park West
     ------------------------

         The property's mortgage of $4,826,425 at December 31, 1997 was refinanced in 1998. The mortgage outstanding (bridge loan) at December 31, 1998 of $5,400,000 provided for monthly interest payments at 3.50% above the Euro Libor rate (9.0625% at December 31, 1998). The mortgage outstanding at December 31, 1999 of $5,989,366, provides for monthly principal and interest payments of $44,319 including interest at 8.07%. The mortgage matures October 2029.

     (d) Inducon East
     ----------------

         The bonds payable totaling $6,465,646 at December 31, 1997 were refinanced into a mortgage payable in 1998. The mortgage outstanding at December 31, 1999 and 1998 of $6,127,682 and $6,205,000, respectively, provides for monthly principal and interest payments of $46,827 including interest at 7.74%. The mortgage matures January 2009.

     (e) Inducon East Phase III
     --------------------------

         The loans outstanding of $523,433 at December 31, 1997 were refinanced in 1998. The mortgage outstanding at December 31, 1999 and 1998 of $1,851,636 and $1,875,000, respectively, provides for monthly principal and interest payments of $14,150 including interest at 7.74%. The mortgage matures January 2009.

         The mortgage notes are secured by the individual complexes to which they relate and are of a non-recourse nature.

         The aggregate maturities of mortgages for each of the next five years and thereafter, assuming principal payments are not accelerated, are as follows:

                           2000                                $       246,514
                           2001                                        266,261
                           2002                                        287,591
                           2003                                        310,631
                           2004                                        335,519
                           Thereafter                               19,011,590
                                                               ---------------

                                                               $    20,458,106
                                                               ===============

(6)  Fair Value of Financial Instruments
----------------------------------------

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair values of cash, accounts receivable, accounts receivable - affiliates, accounts payable, accrued interest payable and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

          REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                    Notes to Financial Statements, Continued

(6)  Fair Value of Financial Instruments, Continued
---------------------------------------------------

     Management has estimated based on current interest rates for similar mortgages, that the fair value of the mortgages payable at December 31, 1999 are as follows:

         The Paddock                                           $    1,632,000
         Inducon East                                               6,064,000
         Camelot East Apartments                                    4,550,000
         Commercial Park West                                       5,994,000
         Inducon East Phase III                                     1,832,000
                                                                    =========

     The terms of the mortgages are described in note 5.

(7)  Investments in Joint Ventures
----------------------------------

     Inducon East Joint Venture (the Venture) was formed pursuant to an agreement dated April 22, 1987 between the Partnership and Curtlaw Corporation, a New York corporation (the Corporation). The primary purpose of the Venture was to acquire land and construct office/warehouse buildings as income-producing property. The development consists of two parcels of land being approximately 8.4 acres for Phase I and 6.3 acres for Phase II. Phase I consists of two
         (2) buildings of approximately 38,000 and 52,000 square feet, while Phase II consists of four (4) buildings totaling approximately 75,000 square feet, with each building being approximately 19,000 square feet.

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

     In November 1997, the Partnership acquired the interest of Curtlaw Corporation for $40,000. The Partnership now owns 100% of the Inducon East property. The results of the property's operations for the period from January 1, 1997 through October 31, 1997 were allocated in accordance with the Joint Venture Agreement. The property began to be consolidated in the Partnership's financial statements beginning November 1, 1997.

     Inducon East Phase III Joint Venture (the Phase III Venture) was formed pursuant to an agreement dated September 8, 1992 between the Partnership and Inducon Corporation (Inducon). The primary purpose of the Phase III Venture was to acquire land and construct office/warehouse buildings as income-producing property. The development consists of 4.2 acres of land and two buildings with approximately 25,200 and 21,300 square feet, respectively.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                    Notes to Financial Statements, Continued

(7)  Investments in Joint Ventures, Continued
---------------------------------------------

     The Partnership contributed $1,582,316 to the Phase III Venture. The remaining funds needed to complete construction came from a $750,000 construction loan described in note 5.

     The total cost of the Phase III venture was approximately $2,450,000.

     The Joint Venture agreement provided that income and losses be allocated
         95% to the Partnership and 5% to Inducon. Net cash flow from the joint venture was to be distributed to the Partnership and Inducon in accordance with the terms of the joint venture agreement.

     In November 1997, the Partnership acquired the interest of Inducon for $40,000. The Partnership now owns 100% of the Phase III property. The results of the property's operations for the period from January 1, 1997 through October 31, 1997 were allocated in accordance with the joint venture agreement. The property began to be consolidated in the Partnership's financial statements beginning November 1, 1997.

(8)  Related Party Transactions
-------------------------------

     The corporate general partner and its affiliates earned the following fees and commissions as provided for in the partnership agreement for the years ended December 31, 1999, 1998 and 1997:

                                                                         1999              1998              1997
                                                                         ----              ----              ----
         Loan placement fees equal to 1% of loan
              balance at time service is rendered                     $   60,000          151,800           234,500
                                                                      ----------        ---------         ---------

         Partnership management fee - equal to 7% of
              the net cash flow of the partnership as
              defined in the partnership agreement                    $       --               --            30,600

         Reimbursement for allocated administrative
              costs of the corporate general partner and
              its affiliates in connection with the
              administration of the Partnership, including
              payroll, legal, rent, depreciation, printing,
              audit, travel and communications related
              to partnership accounting, partner communi-
              cations and property marketing                             209,399          235,915           335,197

         Computer service charges based on number of
              apartment units                                              6,690            6,690            20,842

         Property management fees computed at 3-6%
              of gross monthly rental receipts on properties
              managed                                                    208,024          212,285           333,322
                                                                      ----------        ---------         ---------

                                                                         424,113          454,890           719,961
                                                                      ----------        ---------         ---------

                                                                      $  484,113          606,690           954,461
                                                                      ==========        =========         =========

                                      F-14

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                    Notes to Financial Statements, Continued


(8)  Related Party Transactions, Continued
------------------------------------------

     Accounts payable - affiliates totaled $107,861 and $338,251 at December 31,
         1999 and 1998, respectively.

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

(9)  Leases
-----------

     In connection with the commercial properties owned, the Partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years, under noncancelable operating leases are as follows:

                           2000                                $    2,619,198
                           2001                                     1,706,381
                           2002                                     1,102,924
                           2003                                       349,641
                           2004                                        33,714
                                                                  ===========

(10)  Income Taxes
------------------

      The tax returns of the Partnership are subject to examination by the Federal and state taxing authorities. Under federal and state income tax laws, regulations and rulings, certain types of transactions may be accorded varying interpretations and, accordingly, reported Partnership amounts could be changed as a result of any such examination.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                    Notes to Financial Statements, Continued

(10)  Income Taxes, Continued
-----------------------------

      The reconciliation of partners' capital as of December 31, 1999, 1998 and 1997, as reported in the balance sheets, and as reported for tax return purposes, is as follows:

                                                                         1999             1998              1997
                                                                         ----             ----              ----
          Partners' capital - balance sheets                         $   168,131          757,469         5,595,782
          Add to (deduct from):
              Accumulated difference in depreciation                   2,826,864        2,640,073         2,240,303
              Gain on sale of properties                                (905,955)        (905,955)         (905,955)
              Difference in investment in Joint Venture                  543,845          543,845           543,845
              Syndication fees                                         2,352,797        2,352,797         2,352,797
              Accumulated difference in amortization
                  of organization costs                                   21,738           21,738            21,738
              Other nondeductible expenses                               478,230          129,095          (218,605)
                                                                     -----------       ----------         ---------

          Partners' capital - tax return purposes                    $ 5,485,650        5,539,062         9,629,905
                                                                     ===========       ==========         =========

      The reconciliation of net (loss) income for the years ended December 31, 1999, 1998 and 1997 and as reported in the statements of operations, and as reported for tax return purposes, is as follows:

                                                                         1999             1998              1997
                                                                         ----             ----              ----
          Net (loss) income - statements of operations                 $(589,338)      (1,257,843)        2,301,229
          Add to (deduct from):
              Difference in depreciation                                 186,791          399,770           604,420
              Gain on sale of properties                                      --               --          (905,955)
              Difference in investment in
                  joint venture                                               --               --           114,377
              Other nondeductible expenses                               349,136          347,700          (652,623)
                                                                       ---------       ----------         ---------

          Net income (loss) - tax return purposes                      $ (53,411)        (510,373)        1,461,448
                                                                       =========       ==========         =========

(11)  Subsequent Event - Contingency
------------------------------------

      The Partnership, as a nominal defendant, the General Partners of the Partnership and the three individuals constituting the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 19, 2000 in a class and derivative action instituted by Ira Gaines and on August 21, 2000 in a class and derivative action instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. The actions allege breaches of contract and breaches of fiduciary duty and seek, among other things, an accounting, the removal of the General Partners, the liquidation of the Partnership and the appointment of a receiver to supervise the liquidation, and damages. The General Partners and the officers and directors of the Corporate General Partner have filed a motion to dismiss the first complaint and are presently reviewing the second complaint and intend to vigorously pursue their defense.
                                      F-16

                                                                                                                        Schedule III
                                                                                                                        ------------
               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                    Real Estate and Accumulated Depreciation
                                December 31, 1999




                                               Initial cost to                                  Gross amounts at which
                                                Partnership                                   carried at close of period
                                                -----------               Cost                --------------------------
                                                      Buildings       capitalized                    Buildings
                                         Land and         and        subsequent to    Land and         and
Property description    Encumbrances   improvements  improvements     acquisition    improvements  improvements        Total
--------------------    ------------   ------------  ------------     -----------    ------------  ------------        -----
The Paddock Building
    Nashville, TN       $ 1,678,683       261,000      2,902,324         287,872        261,000      3,190,196       3,451,196

Camelot Apartments
    Louisville, KY        4,810,739       297,250      5,518,613         170,283        297,250      5,688,896       5,986,146

Commercial Park West
    Durham, NC            5,989,366       800,000      5,191,538       1,303,415        800,000      6,494,953       7,294,953

Inducon East
    Amherst, NY           6,127,682       177,709             --       9,283,419        935,869      8,525,259       9,461,128

Inducon East Phase III
    Amherst, NY           1,851,636       141,400             --       2,487,655        141,400      2,487,655       2,629,055
                        -----------     ---------     ----------      ----------      ---------     ----------      ----------

              Total     $20,458,106     1,677,359     13,612,475      13,532,644      2,435,519     26,386,959      28,822,478
                        ===========     =========     ==========      ==========      =========     ==========      ==========

(RESTUBBED TABLE)

                                                                Life on which
                                                                 depreciation
                                                                   in latest
                                                                   statement
                         Accumulated      Date of      Date      of operations
                         depreciation   construction  acquired    is computed
                         ------------   ------------  --------    -----------
The Paddock Building
    Nashville, TN         1,673,040       5/87         5/87        25 Years

Camelot Apartments
    Louisville, KY        2,545,134       5/88         5/88        25 Years

Commercial Park West
    Durham, NC            2,524,355       6/91         6/91        25 Years

Inducon East
    Amherst, NY           3,704,101       4/87         4/87        25 Years

Inducon East Phase III
    Amherst, NY             365,997       9/92         9/92        25 Years
                         ----------       ====         ====        ========

              Total      10,812,627
                         ==========

                                      F-17


                                                                                                 Schedule III, Cont.
                                                                                                 -------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                    Real Estate and Accumulated Depreciation
                                December 31, 1999



(1)  Cost for Federal income tax purposes is $28,822,478.

(2) A reconciliation of the carrying amount of land and buildings for the years ended December 31, 1999, 1998 and 1997 follows:

                                                                       1999               1998              1997
                                                                       ----               ----              ----
         Balance at beginning of year                               $ 28,525,361       28,157,635        31,713,804
         Additions                                                       297,117          367,726        12,563,819
         Dispositions                                                         --               --       (16,119,988)
                                                                    ------------       ----------        ----------

         Balance at end of year                                     $ 28,822,478       28,525,361        28,157,635
                                                                    ============       ==========        ==========

(3) A reconciliation of accumulated depreciation for the years ended December
         31, 1999, 1998 and 1997 follows:

                                                                       1999               1998              1997
                                                                       ----               ----              ----
         Balance at beginning of year                               $  9,709,674        8,497,690         9,639,620
         Depreciation expense                                          1,102,953        1,211,984         1,094,232
         Additions of joint ventures                                           -                -         3,078,424
         Dispositions                                                          -                -        (5,314,586)
                                                                    ------------        ---------         ---------

         Balance at end of year (a)                                 $ 10,812,627        9,709,674         8,497,690
                                                                    ============        =========         =========

(a)  Balance applies entirely to buildings and improvements.