Form 10-Q
period 2000-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2000-11-16
CIK 790067

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                             Commission File Number
March 31, 2000                                           0-16561


                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
             (Exact Name of Registrant as specified in its charter)



       Delaware                                         16-1275925
-----------------------------         ------------------------------------------
(State of Formation)                     (IRS Employer Identification Number)


2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    [X]          No ____


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

                                    Form 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION
                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - March 31, 2000 and December 31, 1999                                         3

                  Statements of Operations - Three months ended March 31, 2000 and 1999                         4

                  Statement of Partners' Equity - Three months ended March 31, 2000                             5

                  Statements of Cash Flows - Three months ended March 31, 2000 and 1999                         6

                  Notes to Financial Statements                                                               7 - 8

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                           9

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                     10

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              10

Item 2 - 5.     Not applicable                                                                                 10

Item 6.         Exhibits and Reports on Form 8-K                                                               10


PART I - Item 1.    Financial Statements
                    --------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

                                 Balance Sheets

                      March 31, 2000 and December 31, 1999


                                                                   (Unaudited)
                                                                     March 31,       December 31,
                           Assets                                      2000              1999
                           ------                                      ----              ----
Property and equipment, at cost:
     Land and improvements                                          $  2,435,519       2,435,519
     Buildings and improvements                                       26,414,459      26,386,959
     Furniture, fixtures and equipment                                   516,411         516,411
                                                                    ------------    ------------

                                                                      29,366,389      29,338,889
     Less accumulated depreciation                                    11,583,111      11,326,039
                                                                    ------------    ------------

                           Net property and equipment                 17,783,278      18,012,850

Investment in land                                                       417,473         417,473

Cash and cash equivalents                                              1,139,133       1,004,644
Accounts receivable, less allowance for doubtful accounts of
     $114,865 in 2000 and $103,576 in 1999                                53,019           7,882
Escrow deposits                                                          765,788         713,577
Mortgage costs, less accumulated amortization
     of $124,345 in 2000 and $109,034 in 1999                            784,864         800,175
Other assets                                                             260,504         228,041
                                                                    ------------    ------------

                           Total assets                             $ 21,204,059      21,184,642
                                                                    ============    ============

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loans payable                                           20,401,312      20,458,106
     Accounts payable and accrued expenses                               223,206         154,046
     Payables to affiliated parties                                      103,994         107,861
     Accrued interest payable                                            111,582         111,800
     Security deposits and prepaid rents                                 189,976         184,698
                                                                    ------------    ------------

                           Total liabilities                          21,030,070      21,016,511
                                                                    ------------    ------------

Partners' equity (deficit):
     General partners                                                   (406,717)       (406,893)
     Limited partners                                                    580,706         575,024
                                                                    ------------    ------------

                           Total partners' equity                        173,989         168,131
                                                                    ------------    ------------
Contingency
                                                                    ------------    ------------
                           Total liabilities and partners' equity   $ 21,204,059      21,184,642
                                                                    ============    ============

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

                            Statements of Operations

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                 Three months ended
                                                                            (As restated)
                                                               March 31,      March 31,
                                                                2000             1999
                                                                ----             ----
Income:
     Rental                                                    $ 1,183,703      1,104,977
     Interest and other income                                     203,942        146,761
                                                               -----------    -----------

                           Total income                          1,387,645      1,251,738
                                                               -----------    -----------

Expenses:
     Property operations                                           515,549        593,357
     Interest                                                      424,981        413,171
     Depreciation                                                  257,072        276,200
     Administrative:
         Affiliated parties                                        118,567        102,973
         Other                                                      65,618         54,232
                                                               -----------    -----------

                           Total expenses                        1,381,787      1,439,933
                                                               -----------    -----------

                           Net income (loss)                   $     5,858       (188,195)
                                                               ===========    ===========

Net income (loss) per limited partnership unit                 $       .27          (8.69)
                                                               ===========    ===========

Weighted average number of limited partnership
     units outstanding                                            21,002.8       21,002.8
                                                               ===========    ===========

See accompanying notes to financial statements.


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

                          Statement of Partners' Equity

                        Three months ended March 31, 2000
                                   (Unaudited)








                                         General               Limited Partners
                                         Partners          Units             Amount
                                         --------          -----             ------
Balance at January 1, 2000             $   (406,893)      21,002.8           575,024

Net income                                      176             --             5,682
                                       ------------       --------          --------

Balance at March 31, 2000              $   (406,717)      21,002.8           580,706
                                       ============       ========           =======



See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

                            Statements of Cash Flows

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                          Three months ended
                                                                          ------------------
                                                                                     (As restated)
                                                                       March 31,        March 31,
                                                                         2000             1999
                                                                         ----             ----
Cash Flows from operating activities:
     Net income (loss)                                                 $     5,858       (188,195)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
              Depreciation and amortization                                285,537        318,543
              Changes in:
                  Accounts receivable                                      (45,137)       (11,182)
                  Escrow deposits                                          (52,211)      (123,996)
                  Other assets                                             (45,617)        29,622
                  Accounts payable and accrued expenses                     69,160        193,384
                  Payables to affiliated parties                            (3,867)        21,772
                  Accrued interest payable                                    (218)       (22,189)
                  Security deposits and prepaid rents                        5,278         25,694
                                                                       -----------    -----------

                           Net cash provided by operating activities       218,783        243,453
                                                                       -----------    -----------

Cash flows from investing activities - additions to property
     and equipment                                                         (27,500)        (9,374)
                                                                       -----------    -----------

Cash flows from financing activities:
     Mortgage costs related to refinancing                                      --         (8,776)
     Principal payments on mortgage loans                                  (56,794)       (44,767)
                                                                       -----------    -----------

                           Net cash used in financing activities           (56,794)       (53,543)
                                                                       -----------    -----------

Net increase in cash and cash equivalents                                  134,489        180,536

Cash and cash equivalents at beginning of period                         1,004,644        188,887
                                                                       -----------    -----------

Cash and cash equivalents at end of period                             $ 1,139,133        369,423
                                                                       ===========    ===========


Supplemental disclosure of cash flow information -
     cash paid during the period for interest                          $   421,006        408,205
                                                                       ===========    ===========

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

                          Notes to Financial Statements

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)



(1)  Basis of Presentation
--------------------------

     The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 1999 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Certain reclassifications of prior period numbers may have been made to conform to the current period presentation.

(2)  Organization
-----------------

     Realmark Property Investors Limited Partnership - V (the Partnership), a Delaware limited partnership, was formed on February 28, 1986, to invest in a diversified portfolio of income-producing real estate investments. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner). Joseph M. Jayson is the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

(3)  Current Accounting Pronouncements
--------------------------------------

     In June 2000, the Financial Accounting Standards Board issued Statement of
         Financial Accounting Standards No. 138 - "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of Statement No. 133" which amends certain provisions of Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities." These statements establish accounting and financial reporting standards for derivative instruments and hedging activities. These statements become effective for the Partnership on January 1, 2001. The effect, if any, that Statements No. 133 and 138 will have on the Partnership's operations and financial position will not be material.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

(4)  Subsequent Event - Contingency
-----------------------------------

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

(5)  Prior Period Adjustment
----------------------------

     The net loss for the quarter ended March 31, 1999 has been corrected to give effect to a year-end 1999 adjustment as follows:

              As previously reported                                            $    (247,695)
              Elimination of depreciation expense incorrectly
                   recorded during the quarter                                         59,500
                                                                                -------------

              As restated                                                       $    (188,195)
                                                                                =============

     The net loss per limited partnership unit decreased $2.75 to $8.69.

PART I - Item 2.   Management's Discussion and Analysis of Financial Condition
                   -----------------------------------------------------------
                   and Results of Operations
                   -------------------------




Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain sufficient cash to enable it to fund current operations and provide for future capital improvements. No distributions to partners were made in either the first three months of 2000 or 1999. The General Partner hopes to resume making distributions, although it is not certain when the Partnership will be in such a position.

Occupancies at the properties in the Partnership continued in most locations to be favorable (i.e., exceeding 90 percent on average). Management continues to actively pursue new tenants by making capital improvements to the properties and through the use of rental promotions and concessions.


Results of Operations
---------------------

The results of operations improved $194,000 in the quarter ended March 31, 2000 as compared to the 1999 first quarter. The principal elements of the improvement were: (1) an increase in rental income of $79,000 as a result of higher rates and increased collections, particularly at the commercial properties; (2) an increase in other income in the areas of interest and common area maintenance charges and; (3) a significant decrease in the amount of replacement costs that accounted for the $78,000 decrease in property operations expense.

PART I - Item 3.     Quantitative and Qualitative Disclosures About Market Risk
                     ----------------------------------------------------------


     The Partnership's cash equivalents are short-term, interest bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------

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


Items 2, 3, 4 and 5
-------------------

Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Partnership reported a change in independent accountants under item 4 of Form 8-K, filed on January 19, 2000 and amended on February 3, 2000, April 17, 2000 and May 2, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP V






By:    /s/ Joseph M. Jayson                        11/15/2000
       --------------------------------            -----------
       Joseph M. Jayson,                           Date
       Individual General Partner and
       Principal Financial Officer