Form 10-Q
period 2000-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2000-12-01
CIK 790067

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                  Commission File Number
June 30, 2000                                                  0-16561


                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
             (Exact Name of Registrant as specified in its charter)



         Delaware                                    16-1275925
---------------------------          ------------------------------------------
   (State of Formation)                 (IRS Employer Identification Number)


2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280

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

                                    Form 10-Q

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - June 30, 2000 and December 31, 1999                                          3

                  Statements of Operations - Three and six month periods ended
                      June 30, 2000 and 1999                                                                    4

                  Statement of Partners' Equity - Six months ended June 30, 2000                                5

                  Statements of Cash Flows - Six months ended June 30, 2000 and 1999                            6

                  Notes to Financial Statements                                                               7 - 8

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                           9

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                      9

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              10

Item 2 - 5.     Not applicable                                                                                 10

Item 6.         Exhibits and Reports on Form 8-K                                                               10

PART I - Item 1.    Financial Statements
                    --------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

                                 Balance Sheets

                       June 30, 2000 and December 31, 1999

                                                                                          (Unaudited)
                                                                                            June 30,       December 31,
                           Assets                                                             2000            1999
                           ------                                                             ----            ----
Property and equipment, at cost:
     Land and improvements                                                                $  2,435,519       2,435,519
     Buildings and improvements                                                             26,459,281      26,386,959
     Furniture, fixtures and equipment                                                         516,411         516,411
                                                                                          ------------    ------------

                                                                                            29,411,211      29,338,889
     Less accumulated depreciation                                                          11,840,604      11,326,039
                                                                                          ------------    ------------

                           Net property and equipment                                       17,570,607      18,012,850

Investment in land                                                                             417,473         417,473

Cash and cash equivalents                                                                    1,178,328       1,004,644
Accounts receivable, less allowance for doubtful accounts of
     $143,188 in 2000 and $103,576 in 1999                                                      82,939           7,882
Escrow deposits                                                                                970,832         713,577
Mortgage costs, less accumulated amortization
     of $139,656 in 2000 and $109,034 in 1999                                                  769,553         800,175
Other assets                                                                                   165,907         228,041
                                                                                          ------------    ------------

                           Total assets                                                   $ 21,155,639      21,184,642
                                                                                          ============    ============

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loans payable                                                                 20,346,608      20,458,106
     Accounts payable and accrued expenses                                                     219,504         154,046
     Payables to affiliated parties                                                            136,396         107,861
     Accrued interest payable                                                                  122,526         111,800
     Security deposits and prepaid rents                                                       223,840         184,698
                                                                                          ------------    ------------

                           Total liabilities                                                21,048,874      21,016,511
                                                                                          ------------    ------------

Partners' equity (deficit):
     General partners                                                                         (408,734)       (406,893)
     Limited partners                                                                          515,499         575,024
                                                                                          ------------    ------------

                           Total partners' equity                                              106,765         168,131
                                                                                          ------------    ------------
Contingency

                           Total liabilities and partners' equity                         $ 21,155,639      21,184,642
                                                                                          ============    ============

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

                            Statements of Operations

            Three and six month periods ended June 30, 2000 and 1999
                                   (Unaudited)

                                                      Three months ended              Six months ended
                                                      ------------------              ----------------
                                                                (As restated)                  (As restated)
                                                    June 30,       June 30,       June 30,         June 30,
                                                      2000           1999           2000             1999
                                                      ----           ----           ----             ----
Income:
     Rental                                        $ 1,151,697      1,084,232      2,335,400      2,189,209
     Interest and other income                         212,751        157,397        416,693        304,158
                                                   -----------    -----------    -----------    -----------

              Total income                           1,364,448      1,241,629      2,752,093      2,493,367
                                                   -----------    -----------    -----------    -----------

Expenses:
     Property operations                               508,618        476,732      1,024,167      1,070,089
     Interest                                          417,345        420,537        842,326        833,708
     Depreciation                                      257,493        276,982        514,565        553,182
     Administrative:
         Affiliated parties                            132,623         70,137        251,190        173,110
         Other                                         115,593         97,055        181,211        151,287
                                                   -----------    -----------    -----------    -----------

              Total expenses                         1,431,672      1,341,443      2,813,459      2,781,376
                                                   -----------    -----------    ===========    -----------

              Net loss                             $   (67,224)       (99,814)       (61,366)      (288,009)
                                                   ===========    ===========    ===========    ===========

Net loss per limited partnership
     unit                                          $     (3.10)         (4.61)         (2.83)        (13.30)
                                                   ===========    ===========    ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                      21,002.8       21,002.8       21,002.8       21,002.8
                                                   ===========    ===========    ===========    ===========

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

                          Statement of Partners' Equity

                         Six months ended June 30, 2000
                                   (Unaudited)



                                                   General        Limited Partners
                                                   Partners      Units       Amount
                                                   --------      -----       ------
Balance at January 1, 2000                        $(406,893)   21,002.8     575,024

Net loss                                             (1,841)         --     (59,525)
                                                  ---------    --------   ---------

Balance at June 30, 2000                          $(408,734)   21,002.8     515,499
                                                  =========    ========   =========
































See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

                            Statements of Cash Flows

                     Six months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                            Six months ended
                                                                                            ----------------
                                                                                                    (As restated)
                                                                                         June 30,       June 30,
                                                                                          2000            1999
                                                                                          ----            ----
Cash Flows from operating activities:
     Net loss                                                                         $   (61,366)      (288,009)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Depreciation and amortization                                               574,061        637,085
              Changes in:
                  Accounts receivable                                                     (75,057)       (48,724)
                  Receivables from affiliated parties                                          --        (59,655)
                  Escrow deposits                                                        (257,255)      (104,549)
                  Other assets                                                             33,260         66,692
                  Accounts payable and accrued expenses                                    65,458        363,504
                  Payables to affiliated parties                                           28,535       (185,272)
                  Accrued interest payable                                                 10,726        (22,201)
                  Security deposits and prepaid rents                                      39,142         27,128
                                                                                      -----------    -----------

                           Net cash provided by operating activities                      357,504        385,999
                                                                                      -----------    -----------

Cash flows used by investing activities - additions to property
     and equipment                                                                        (72,322)      (154,936)
                                                                                      -----------    -----------

Cash flows from financing activities:
     Mortgage costs related to refinancing                                                     --        (18,460)
     Principal payments on mortgage loans                                                (111,498)       (88,579)
                                                                                      -----------    -----------

                           Net cash used in financing activities                         (111,498)      (107,039)
                                                                                      -----------    -----------

Net increase in cash and cash equivalents                                                 173,684        124,024

Cash and cash equivalents at beginning of period                                        1,004,644        188,887
                                                                                      -----------    -----------

Cash and cash equivalents at end of period                                            $ 1,178,328        312,911
                                                                                      ===========    ===========


Supplemental disclosure of cash flow information -
     cash paid during the period for interest                                         $   800,979        801,599
                                                                                      ===========    ===========

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

                          Notes to Financial Statements

                     Six months ended June 30, 2000 and 1999
                                   (Unaudited)



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

(4)  Contingency
----------------

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

(5)  Prior Period Adjustment
----------------------------

     The net loss for the three and six month periods ended June 30, 1999 have been corrected to give effect to a year-end 1999 adjustment as follows:

                                                                                    Three months        Six months
                                                                                   ended June 30,     ended June 30,
                                                                                        1999               1999
                                                                                        ----               ----
              As previously reported                                              $    (159,314)          (407,009)
              Elimination of depreciation expense incorrectly
                   recorded during the period                                            59,500            119,000
                                                                                  -------------        -----------

              As restated                                                         $     (99,814)          (288,009)
                                                                                  =============        ===========

     The net loss per limited partnership unit decreased $2.75 to $4.61 for the three months ended June 30, 1999 and decreased $5.50 to $13.30 for the six months ended June 30, 1999.

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
                     -----------------------------------------------------------
                     and Results of Operations
                     -------------------------



Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain sufficient cash flow from operations to enable it to fund its debt obligations and capital expenditures. No distributions to partners were made in either the first six months of 2000 or 1999. The General Partner hopes to resume making distributions, although it is not certain when the Partnership will be in such a position.

Occupancies at the properties in the Partnership continued in most locations to be favorable; i.e., exceeding 90 percent on average. Management continues to actively pursue new tenants by making capital improvements to the properties and through the use of rental promotions and concessions.


Results of Operations
---------------------

The results of operations improved approximately $32,000 in the quarter ended June 30, 2000 and approximately $127,000 in the six months then ended as compared to the same 1999 periods. The principal elements of the improvement were: (1) an increase in rental income of $67,000 in the quarter and $146,000 in the six months as a result of higher rates and increased collections, particularly at the commercial properties and; (2) an increase in other income of $55,000 in the quarter and $112,000 in the six months primarily due to increases in interest income and common area maintenance charges. These revenue increases were partially offset by total expense increases of $90,000 and $42,000 in the three and six months ended June 30, 2000, respectively, mainly because of increases in the amount of administrative costs resulting from increased accounting and portfolio management expenses charged to, or incurred on behalf of, the Partnership. While property operations expense increased about 6% in the 2000 quarter, it decreased $46,000 in the six-month period because of less capital improvement expense in the current year.



PART I - Item 3   Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------


     The Partnership's cash equivalents are short-term, interest bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

                           PART II - OTHER INFORMATION
                                     -----------------

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



REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP V


By:    /s/ Joseph M. Jayson                             12/01/00
       ------------------------------------             ----------------
       Joseph M. Jayson,                                Date
       Individual General Partner and
       Principal Financial Officer