Form 10-Q
period 2000-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2001-03-13
CIK 790067

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                             Commission File Number
September 30, 2000                                       0-16561


                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
             (Exact Name of Registrant as specified in its charter)



       Delaware                                           16-1275925
--------------------                       -------------------------------------
(State of Formation)                       (IRS Employer Identification Number)


2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280

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

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - September 30, 2000 and December 31, 1999                                     3

                  Statements of Operations - Three and nine month periods ended
                      September 30, 2000 and 1999                                                               4

                  Statements of Cash Flows - Nine months ended September 30, 2000
                      and 1999                                                                                  5

                  Notes to Financial Statements                                                               6 - 7

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                           8

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                      9

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                               9

Item 2 - 6      Not applicable                                                                                  9

                                        2

PART I - Item 1.    Financial Statements
                    --------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

                                 Balance Sheets

                                                                                    (Unaudited)
                                                                                   September 30,     December 31,
                           Assets                                                      2000              1999
                           ------                                                      ----              ----
Property and equipment, at cost:
     Land and improvements                                                          $  2,435,519       2,435,519
     Buildings and improvements                                                       26,735,818      26,386,959
     Furniture, fixtures and equipment                                                   516,411         516,411
                                                                                    ------------    ------------

                                                                                      29,687,748      29,338,889
     Less accumulated depreciation                                                    12,106,024      11,326,039
                                                                                    ------------    ------------

                           Net property and equipment                                 17,581,724      18,012,850

Investment in land                                                                       417,473         417,473

Cash and cash equivalents                                                              1,048,659       1,004,644
Accounts receivable, less allowance for doubtful accounts of
     $163,689 in 2000 and $103,576 in 1999                                                88,285           7,882
Escrow deposits                                                                          947,099         713,577
Mortgage costs, less accumulated amortization
     of $154,966 in 2000 and $109,034 in 1999                                            754,243         800,175
Other assets                                                                             239,793         228,041
                                                                                    ------------    ------------

                           Total assets                                             $ 21,077,276      21,184,642
                                                                                    ============    ============

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loans payable                                                           20,285,142      20,458,106
     Accounts payable and accrued expenses                                               302,502         154,046
     Payables to affiliated parties                                                      119,046         107,861
     Accrued interest payable                                                            122,481         111,800
     Security deposits and prepaid rents                                                 202,520         184,698
                                                                                    ------------    ------------

                           Total liabilities                                          21,031,691      21,016,511
                                                                                    ------------    ------------

Partners' equity (deficit):
     General partners                                                                   (410,569)       (406,893)
     Limited partners                                                                    456,154         575,024
                                                                                    ------------    ------------

                           Total partners' equity                                         45,585         168,131
                                                                                    ------------    ------------
Contingency

                           Total liabilities and partners' equity                   $ 21,077,276      21,184,642
                                                                                    ============    ============

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

                            Statements of Operations

                                   (Unaudited)

                                              Three months ended             Nine months ended
                                              ------------------             -----------------
                                                         (As restated)                (As restated)
                                          September 30,  September 30,  September 30,  September 30,
                                               2000          1999           2000           1999
                                               ----          ----           ----           ----
Income:
     Rental                                $ 1,153,378      1,147,972      3,488,778      3,337,181
     Interest and other income                 175,738        174,615        592,431        478,773
                                           -----------    -----------    -----------    -----------

              Total income                   1,329,116      1,322,587      4,081,209      3,815,954
                                           -----------    -----------    -----------    -----------

Expenses:
     Property operations                       540,870        654,040      1,565,037      1,724,129
     Interest                                  408,954        491,028      1,251,280      1,324,736
     Depreciation                              265,420        276,155        779,985        829,337
     Administrative:
         Affiliated parties                    113,095        125,502        364,285        298,612
         Other                                  61,957         69,173        243,168        220,460
                                           -----------    -----------    -----------    -----------

              Total expenses                 1,390,296      1,615,898      4,203,755      4,397,274
                                           -----------    -----------    -----------    -----------

              Net loss                     $   (61,180)      (293,311)      (122,546)      (581,320)
                                           ===========    ===========    ===========    ===========

Net loss per limited partnership
     unit                                  $     (2.83)        (13.55)         (5.66)        (26.85)
                                           ===========    ===========    ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                              21,002.8       21,002.8       21,002.8       21,002.8
                                           ===========    ===========    ===========    ===========

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

                            Statements of Cash Flows

                                   (Unaudited)

                                                                                          Nine months ended
                                                                                          -----------------
                                                                                                     (As restated)
                                                                                     September 30,   September 30,
                                                                                         2000            1999
                                                                                         ----            ----
Cash flows from operating activities:
     Net loss                                                                         $  (122,546)      (581,320)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Depreciation and amortization                                               872,168      1,069,523
              Changes in:
                  Accounts receivable                                                     (80,403)       (43,802)
                  Escrow deposits                                                        (233,522)       389,684
                  Other assets                                                            (58,003)      (115,793)
                  Accounts payable and accrued expenses                                   121,283        231,209
                  Payables to affiliated parties                                           11,185       (218,573)
                  Accrued interest payable                                                 10,681         (1,339)
                  Security deposits and prepaid rents                                      17,822         58,096
                                                                                      -----------    -----------

                           Net cash provided by operating activities                      538,665        787,685
                                                                                      -----------    -----------

Cash flows from investing activities - additions to property
     and equipment                                                                       (321,686)      (296,652)
                                                                                      -----------    -----------

Cash flows from financing activities:
     Mortgage proceeds                                                                       --          768,834
     Mortgage costs related to refinancing                                                   --         (134,072)
     Principal payments on mortgage loans                                                (172,964)      (322,173)
                                                                                      -----------    -----------

                           Net cash provided by (used in) financing
                               activities                                                (172,964)       312,589
                                                                                      -----------    -----------

Net increase in cash and cash equivalents                                                  44,015        803,622

Cash and cash equivalents at beginning of period                                        1,004,644        188,887
                                                                                      -----------    -----------

Cash and cash equivalents at end of period                                            $ 1,048,659        992,509
                                                                                      ===========    ===========


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                         $ 1,194,021      1,144,318
                                                                                      ===========    ===========

     Property and equipment financed by accounts payable                              $    27,173           --
                                                                                      ===========    ===========

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

                          Notes to Financial Statements

                  Nine months ended September 30, 2000 and 1999
                                   (Unaudited)



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

(5)  Prior Period Adjustments
-----------------------------

     The net loss for the three and nine month periods ended September 30, 1999 have been corrected to give effect to year-end 1999 adjustments as follows:

                                                              Three months ended         Nine months ended
                                                                 September 30,              September 30,
                                                                     1999                        1999
                                                                      ----                       ----
              As previously reported                                $ (173,682)                (580,691)
              Unrecorded administrative
                  expense to affiliated parties                       (166,429)                (166,429)
              Elimination of other administrative
                  expenses incorrectly recorded in
                  the period                                            76,800                   76,800
              Depreciation expense incorrectly recorded
                       in the period                                   (30,000)                  89,000
                                                                    ----------                 --------

              As restated                                           $ (293,311)                (581,320)
                                                                    ==========                 ========

     The net loss per limited partnership unit increased $5.53 to $13.55 for the three months ended September 30, 1999 and increased $.03 to $26.85 for the nine months ended September 30, 1999.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------


Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain sufficient cash flow from operations to enable it to fund its debt obligations and capital expenditures. No distributions to partners were made in either the first nine months of 2000 or 1999. The General Partner hopes to resume making distributions, although it is not certain when the Partnership will be in such a position.

Occupancies at the properties in the Partnership continued in most locations to be favorable (i.e., exceeding 90 percent on average). Management continues to actively pursue new tenants by making capital improvements to the properties and through the use of rental promotions and concessions.


Results of Operations
---------------------

The results of operations improved approximately $232,000 in the quarter ended September 30, 2000 and approximately $459,000 in the nine months then ended as compared to the same 1999 periods. The principal elements of the improvement were: (1) an increase in rental income of $5,000 in the quarter and $152,000 in the nine months as a result of higher rates and increased collections, particularly at the commercial properties and, (2) an increase in interest and other income of $114,000 in the nine months primarily due to increases in interest income and common area maintenance charges.

These revenue increases were supplemented by total expense decreases of $225,602 and $194,000 in the three and nine months ended September 30, 2000, respectively. The decreases in property operations expense reflect less repair, maintenance and replacement cost in the current year, particularly at the Camelot East apartment complex. Interest expense decreased because of a significant decrease in the amount of deferred mortgage cost amortization. The increase in administrative costs to affiliated parties increased in the nine month period principally because of an increase in various expense reimbursements.

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

Items 2, 3, 4, 5 and 6
----------------------

     Not applicable.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP V



By:    /s/ Joseph M. Jayson                         March 13, 2001
       -------------------------------              --------------
       Joseph M. Jayson,                            Date
       Individual General Partner and
       Principal Financial Officer