Form 10-K405
period 2000-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2001-04-02
CIK 790067

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                         Commission File Number 0-16561

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
             (Exact Name of Registrant as specified in its Charter)

      Delaware                                            16-1275925
- -------------------                           ----------------------------------
(State of Formation)                          (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-9090
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

ITEM 1:  BUSINESS
- -----------------

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2000, the Partnership, either directly or through limited liability, wholly owned subsidiary companies, owned: a 205 unit apartment complex in Louisville, KY (Camelot East); a 65,000 square foot office/warehouse building in Nashville, Tennessee (The Paddock); an 115,000 square foot office complex in Durham, North Carolina (Commercial Park West); and an office/warehouse complex in Amherst, New York (Inducon East and Inducon East Phase III), totaling 196,500 square feet. All of these properties are currently being actively marketed for sale.

         The business of the Partnership is not seasonal. As of December 31, 2000, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2000 were employees of the Corporate General Partner or its affiliates.

         The occupancy for each complex as of December 31 was as follows:

                                                              2000            1999               1998
                                                              ----            ----               ----
Camelot East                                                   92%             93%                92%
The Paddock                                                    49%             71%                77%
Commercial Park West                                          100%            100%                97%
Inducon East                                                   84%             94%                93%
Inducon East Phase III                                        100%             92%                96%

The percent of total Partnership revenue generated by each complex for the last three years follow:

                                                                2000             1999             1998
                                                                ----             ----             ----
Camelot East                                                     25%              24%              28%
The Paddock                                                       7%               7%               7%
Commercial Park West                                             32%              32%              31%
Inducon East                                                     28%              29%              26%
Inducon East Phase III                                            8%               8%               8%

                                        2

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

ITEM 2:  PROPERTIES
- -------------------

The following is a list of properties owned by the Partnership at December 31, 2000:

  Property Name
  and Location                      General Character of Property                                Purchase Date
  ------------                      -----------------------------                                -------------
Camelot East Apts.                  Apartment complex; 23 buildings on 6 acres;                  May 1988
  Louisville, KY                    205 units, securing a 7.4% mortgage with a balance
                                    at December 31, 2000 of $4,764,000,
                                    maturing in 2027.

The Paddock Building                Office/warehouse building; 65,334 square                     May 1987
  Nashville, TN                     feet, securing a 7.7% mortgage with a balance
                                    at December 31, 2000 of $1,651,000, maturing
                                    in 2009.

Commercial Park West                Office complex of 3 buildings totaling                       June 1991
  Durham, NC                        115,021 square feet, securing an 8.07% mortgage
                                    with a balance  at December 31, 2000 of
                                    $5,947,000, maturing in 2029.

Inducon East                        Office/warehouse complex; 6 buildings on                     Partially acquired
  Amherst, NY                       15 acres; approximately 150,000 sq. ft of                    April 1987 as a
                                    rentable space, securing a 7.74% mortgage                    Joint Venturer;
                                    with a balance at December 31, 2000                          fully acquired
                                    of $6,037,000, maturing 2009.                                November 1997

Inducon East Phase III              Two office/warehouse buildings totaling                      Partially acquired
   Amherst, NY                      46,500 sq. ft., securing a 7.74% mortgage                    September 1992
                                    with a balance at December 31, 2000 of                       as a Joint Venturer;
                                    $1,824,000, maturing in 2009.                                fully acquired
                                                                                                 November 1997

ITEM 3:  LEGAL PROCEEDINGS
- --------------------------

         The Partnership, as a nominal defendant, the General Partners of the Partnership and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnership, punitive damages, attorneys' fees and related relief. The defendants deny any liability and intend to vigorously defend this lawsuit. Because of the early stage of this lawsuit and because there has been no discovery to date, legal counsel cannot render an opinion as to the likely outcome of this case.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

         None

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST.
- -----------------------------------------------------------------------

There is currently no active trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future. As of December 31, 2000, there were 2,142 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA
- --------------------------------

                                                        At or for the year ended December 31,
                                   ---------------------------------------------------------------------------------
                                            2000            1999            1998            1997            1996
                                   ---------------------------------------------------------------------------------
Balance sheet data
Net rental property                      $17,398,050     18,012,850       18,816,863     19,659,945      22,056,326
Total assets                              20,757,064     21,184,642       21,760,675     25,243,111      26,050,643
Mortgage loans payable                    20,223,880     20,458,106       20,035,113     18,507,664      21,337,592
Partners' equity (deficit)                   (70,996)       168,131          757,469      5,595,782       3,294,553
                                   =================================================================================
Operating data
Rental income                              4,505,231      4,443,569        4,074,844      6,685,019       6,661,327
Other income                                 881,638        686,368          676,589        383,763         351,440
                                   ---------------------------------------------------------------------------------
Total revenue                              5,386,869      5,129,937        4,751,433      7,068,782       7,012,767
                                   ---------------------------------------------------------------------------------
Property operating costs                   2,108,079      2,095,210        1,753,725      3,326,437       2,994,570
Depreciation                               1,045,409      1,167,970        1,212,114      1,094,232       1,397,696
Interest expense                           1,663,018      1,742,422        2,222,855      3,306,719       2,295,972
Administrative expenses                      809,490        713,673          820,582      1,423,999       1,231,749
                                   ---------------------------------------------------------------------------------
Total expenses                             5,625,996      5,719,275        6,009,276      9,151,387       7,919,987
                                   ---------------------------------------------------------------------------------
Loss before equity in joint
  venture operations & gain on sale         (239,127)      (589,338)      (1,257,843)    (2,082,605)       (907,220)
Equity in joint venture operations                 -              -                -       (625,953)       (354,921)
Gain on sale of properties                         -              -                -      5,009,787               -
                                   ---------------------------------------------------------------------------------
Net income (loss)                           (239,127)      (589,338)      (1,257,843)     2,301,229      (1,262,141)
                                   =================================================================================
Cash flow data
Net cash provided (used) by:

Operating activities                         579,465        828,330         (577,144)      (917,481)        820,599
Investing activities                        (387,583)      (299,721)        (388,559)       815,666        (300,454)
Financing activities                        (234,226)       287,148       (2,706,458)     3,297,490        (308,655)
                                   ---------------------------------------------------------------------------------
Net increase (decrease) in cash              (42,344)       815,757       (3,672,161)     3,195,675         211,490
                                   =================================================================================
Per limited partnership unit:
Net income (loss)                            ($11.04)        (27.22)          (58.09)         99.31          (58.29)
Distributions                                      -              -           165.36              -               -
                                   =================================================================================

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
RESULTS OF OPERATIONS.
- ----------------------

Liquidity and Capital Resources:
- --------------------------------

         The mortgages on The Paddock, Inducon East and Inducon East Phase III were refinanced in 1998. A bridge loan that originated in 1998 on Commercial Park West was replaced by permanent mortgage financing in 1999. The cash generated by the 1998 refinancings and from 1997 sales and refinancings was used to absorb 1998 losses and capital additions and to fund a 1998 distribution to partners. During the past two years, capital additions have continued, totaling almost $700,000 in the two-year period. There were no partner distributions in 1999 and 2000.

         The Partnership's cash position remained relatively stable at about $1 million at the end of both 1999 and 2000. Operating activities produced a total of $1.4 million of cash in the two year period to enable the Partnership to fund the aforementioned capital improvements and those that may be required in 2001, as well as to comfortably meet debt service requirements.

Results of Operations:
- ----------------------

         Rental income and other income, which consists primarily of common area maintenance charges, showed increases in 2000 as overall occupancy increased slightly, although occupancy at The Paddock dropped at year end as the result of the loss of a tenant. Property operating costs were basically constant from 1999 to 2000. Depreciation decreased as some assets became fully depreciated and interest expense decreased with reductions in principal balances. Administrative expenses rose in 2000 mainly because of higher professional fees.

         Total income for 1999 increased by $378,000 over 1998 total income. Contributing to the increase was the increased occupancy of Inducon East, while occupancy at Commercial Park West remained high at 100%. The largest 1999 decrease in operating expenses was the reduction in interest expense of $480,000, attributed to the loan refinancings which occurred in 1998 and 1999. The increase in property operations costs in 1999 of $341,000 is attributable to significant non-capitalizable repairs and maintenance work done at the properties. At Camelot Apartments, appliances, pool repair, carpets, heating and cooling were major expenses totaling $200,000. Common area repairs were made at The Paddock and Commercial Park West that totaled $90,000.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
- -------------------------------------------------------------------

         The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with the general movement of interest rates. The mortgage loans on the Partnership's properties are fixed rate and therefore, are not subject to market risk.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

         Listed under Item 14 of this report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

         As reported on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2000 and amended on February 3, 2000, April 17, 2000 and May 2, 2000, incorporated herein by reference in their entirety: (i) Deloitte & Touche LLP notified the Partnership on January 11, 2000 that its relationship as the principal accountants to audit the Partnership's financial statements had ceased; and (ii) effective January 28, 2000, the Partnership engaged Toski, Schaefer & Co., P.C. as its independent accountants.


                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2000, are listed below. Each director is subject to election on an annual basis.

                                    Title of All Positions
Name                                Held with the Company                    Year First Elected to Position
- ----                                ---------------------                    ------------------------------
Joseph M. Jayson                    Chairman of the Board, President                      1979
                                      and Treasurer

Judith P. Jayson                    Vice President and Director                           1979

         Joseph M. Jayson and Judith P. Jayson are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 62, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 38 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University , a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate

Management. Mr. Jayson has for the last 38 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 19 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 60, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 29 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 11: EXECUTIVE COMPENSATION
- -------------------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2000. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -----------------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the Units of Limited Partnership Interests of the Partnership. The General Partners, as of December 31, 2000, owned no Units of Limited Partnership Interest.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

         The properties of the Partnership's subsidiaries are managed by Realmark Corporation, an affiliate of the Partnership's corporate general partner, for a fee of generally 5% of annual net rental income of the properties. Realmark Corporation and the corporate general partner are also reimbursed for disbursements made on behalf of the Partnership. Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled "Related Party Transactions".

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
- ---------------------------------------------------------------------------

(a)      Consolidated Financial Statements
         ---------------------------------

                                                                                   Page
                                                                                   ----
         Independent Auditors' Report - As of and for the years ended
           December 31, 2000 and 1999                                              F-1
         Independent Auditors' Report for the year ended
           December 31, 1998                                                       F-2
         Consolidated Balance Sheets as of December 31, 2000 and 1999              F-3
         Consolidated Statements of Operations for the years ended
           December 31, 2000, 1999 and 1998                                        F-4
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2000, 1999, and 1998                                 F-5
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2000, 1999, and 1998                                       F-6
         Notes to Consolidated Financial Statements                                F-7

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i)      Schedule III - Real Estate and Accumulated Depreciation          F-12

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

 (b)      Reports on Form 8-K - none

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

                           (b) Partnership Agreement included with the Registration Statement of the Registrant as filed and amended to date, incorporated by reference herein.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - V


By:      /s/ Joseph M. Jayson                                     April 2, 2001
         --------------------------------------                  ---------------
         JOSEPH M. JAYSON,                                             Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                     April 2, 2001
         --------------------------------------                  ---------------
         JOSEPH M. JAYSON,                                             Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                     April 2, 2001
         --------------------------------------                  ---------------
         JUDITH P. JAYSON,                                             Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited Partnership - V:


We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - V and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - V and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 7 to the consolidated financial statements, the Partnership is involved in a class and derivative lawsuit. The lawsuit alleges claims of mismanagement and improper use of partnership funds by the general partners of the Partnership. The lawsuit seeks, among other things, the liquidation of the Partnership. The possible effect of this contingency is not presently determinable and, therefore, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 23, 2001

INDEPENDENT AUDITORS' REPORT



To the Partners of
Realmark Property Investors Limited Partnership V:


We have audited the accompanying statements of operations, partners' capital (deficit) and cash flows of Realmark Property Investors Limited Partnership V (the Partnership) for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Buffalo, New York
April 27, 1999

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999


                           Assets                                                       2000               1999
                           ------                                                       ----               ----
Property and equipment, at cost:
     Land and improvements                                                           $  2,455,108         2,435,519
     Buildings and improvements                                                        26,782,617        26,386,959
     Furniture and equipment                                                              531,773           516,411
                                                                                     ------------      ------------

                                                                                       29,769,498        29,338,889
     Less accumulated depreciation                                                     12,371,448        11,326,039
                                                                                     ------------      ------------

                           Net property and equipment                                  17,398,050        18,012,850

Cash and equivalents                                                                      962,300         1,004,644
Accounts receivable, less allowance for doubtful accounts of
     $110,318 in 2000 and none in 1999                                                     52,393             7,882
Receivables from affiliated parties                                                        26,366                --
Escrow deposits                                                                           957,559           713,577
Deferred mortgage costs, less accumulated amortization
     of $170,277 in 2000 and $109,034 in 1999                                             738,932           800,175
Investment in land                                                                        417,473           417,473
Other assets                                                                              203,991           228,041
                                                                                     ------------      ------------

                           Total assets                                              $ 20,757,064        21,184,642
                                                                                     ============      ============

         Liabilities and Partners' Equity

Liabilities:
     Mortgage loans payable                                                            20,223,880        20,458,106
     Accounts payable and accrued expenses                                                247,966           154,046
     Payable to affiliated parties                                                             --           107,861
     Accrued interest payable                                                             122,967           111,800
     Security deposits and prepaid rents                                                  233,247           184,698
                                                                                     ------------      ------------

                           Total liabilities                                           20,828,060        21,016,511
                                                                                     ------------      ------------

Partners' equity (deficit):
     General partners                                                                    (414,067)         (406,893)
     Limited partners                                                                     343,071           575,024
                                                                                     ------------      ------------

                           Total partners' equity (deficit)                               (70,996)          168,131
Contingency
                                                                                     ------------      ------------
                           Total liabilities and partners' equity                    $ 20,757,064        21,184,642
                                                                                     ============      ============

See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years Ended December 31, 2000, 1999 and 1998

                                                                       2000            1999           1998
                                                                       ----            ----           ----
Income:
     Rental                                                         $ 4,505,231      4,443,569      4,074,844
     Interest and other                                                 881,638        686,368        676,589
                                                                    -----------    -----------    -----------

                           Total income                               5,386,869      5,129,937      4,751,433
                                                                    -----------    -----------    -----------
Expenses:
     Property operations                                              2,108,079      2,095,210      1,753,725
     Interest                                                         1,663,018      1,742,422      2,222,855
     Depreciation                                                     1,045,409      1,167,970      1,212,114
     Administrative:
         Affiliated parties                                             462,594        424,113        454,890
         Other                                                          346,896        289,560        365,692
                                                                    -----------    -----------    -----------

                           Total expenses                             5,625,996      5,719,275      6,009,276
                                                                    -----------    -----------    -----------

                           Net loss                                 $  (239,127)      (589,338)    (1,257,843)
                                                                    ===========    ===========    ===========

Net loss per limited partnership unit                               $    (11.04)        (27.22)        (58.09)
                                                                    ===========    ===========    ===========

Distributions per limited partnership unit                          $        --             --         165.36
                                                                    ===========    ===========    ===========

Weighted average number of limited partnership
     units outstanding                                                 21,002.8       21,002.8       21,002.8
                                                                    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                   Consolidated Statements of Partners' Equity
                  Years Ended December 31, 2000, 1999 and 1998

                                                                                      Limited Partners
                                                                       General      ---------------------
                                                                       Partners      Units        Amount
                                                                       --------     -------      --------
Balances at December 31, 1997                                         $ (244,064)   21,002.8    5,839,846

Distributions to partners                                               (107,414)         --   (3,473,056)

Net loss                                                                 (37,735)         --   (1,220,108)
                                                                      ----------    --------   ----------

Balances at December 31, 1998                                           (389,213)   21,002.8    1,146,682

Net loss                                                                 (17,680)         --     (571,658)
                                                                      ----------    --------   ----------

Balances at December 31, 1999                                           (406,893)   21,002.8      575,024

Net loss                                                                  (7,174)         --     (231,953)
                                                                      ----------    --------   ----------

Balances at December 31, 2000                                         $ (414,067)   21,002.8      343,071
                                                                      ==========    ========   ==========

See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998

                                                                           2000            1999           1998
                                                                           ----            ----           ----
Cash flows from operating activities:
     Net loss                                                           $  (239,127)      (589,338)    (1,257,843)
     Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
              Depreciation and amortization                               1,167,787      1,342,882      1,549,691
              Changes in:
                  Accounts receivable                                       (44,511)       220,120        (25,590)
                  Receivable from affiliated parties                        (26,366)            --             --
                  Escrow deposits                                          (243,982)       267,404       (624,028)
                  Other assets                                              (37,085)        (3,050)       (47,802)
                  Accounts payable and accrued expenses                      50,894       (191,547)      (377,567)
                  Payable to affiliated parties                            (107,861)      (230,390)       338,251
                  Accrued interest payable                                   11,167         46,382        (93,602)
                  Security deposits and prepaid rents                        48,549        (34,133)       (38,654)
                                                                        -----------    -----------    -----------

                           Net cash provided by (used in)
                               operating activities                         579,465        828,330       (577,144)
                                                                        -----------    -----------    -----------
Cash flows from investing activities:
     Investment in land                                                          --             --        (19,527)
     Additions to property and equipment                                   (387,583)      (299,721)      (369,032)
                                                                        -----------    -----------    -----------
                           Net cash used in investing
                               activities                                  (387,583)      (299,721)      (388,559)
                                                                        -----------    -----------    -----------
Cash flows from financing activities:
     Mortgage acquisition costs                                                  --       (135,845)      (653,437)
     Principal payments upon refinancing                                         --     (5,400,000)   (13,114,963)
     Mortgage proceeds from refinancing                                          --      6,000,000     15,180,000
     Principal payments on mortgage loans                                  (234,226)      (177,007)      (537,588)
     Distributions to partners                                                   --             --     (3,580,470)
                                                                        -----------    -----------    -----------

                           Net cash provided by (used in)
                               financing activities                        (234,226)       287,148     (2,706,458)
                                                                        -----------    -----------    -----------

Net increase (decrease) in cash and equivalents                             (42,344)       815,757     (3,672,161)

Cash and equivalents at beginning of year                                 1,004,644        188,887      3,861,048
                                                                        -----------    -----------    -----------

Cash and equivalents at end of year                                     $   962,300      1,004,644        188,887
                                                                        ===========    ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                             $ 1,592,044      1,530,007      1,978,880
                                                                        ===========    ===========    ===========
      Property and equipment financed by
         accounts payable                                               $    43,026             --             --
                                                                        ===========    ===========    ===========

See accompanying notes to consolidated financial statements.
                                       F-6

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


(1)  Formation and Operation of Partnership
- -------------------------------------------

     Realmark Property Investors Limited Partnership - V (the Partnership) is a
         Delaware limited partnership formed on February 28, 1986, to invest in a diversified portfolio of income-producing real estate investments.

     In 1986 and 1987, the Partnership sold, through a public offering, 21,002.8 units of limited partnership interest for $20,999,800. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner) who is the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.

     Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (note 5). The partnership agreement provides that distribution of funds, revenues, costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, are to be allocated 97% to the limited partners and 3% to the general partners.

(2)  Summary of Significant Accounting Policies
- -----------------------------------------------

     (a) Basis of Accounting and Consolidation
     -----------------------------------------

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Partnership and its two subsidiaries that are wholly-owned:

              (1) Realmark Camelot, LLC that owns Camelot East Apartments, a 205 unit apartment complex located in Louisville, Kentucky, acquired in 1988 for $6,328,363.

              (2) Realmark Commercial, LLC that owns Commercial Park West, a
                  115,021 square foot office complex located in Durham, North Carolina, acquired in 1991 for $5,773,633.

         In addition, the Partnership owns four commercial properties as follows:

                           *  The Paddock Building
                           *  Inducon East - Phase I
                           *  Inducon East - Phase II
                           *  Inducon East - Phase III

         In consolidation, all intercompany accounts and transactions have been eliminated.
                                       F-7

      (b) Estimates
      -------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment
     --------------------------

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, from 5 to 25 years. Significant improvements are capitalized, while expenditures for maintenance, repairs and replacements are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and gains and losses are reflected in the consolidated statements of operations.

         The Partnerships' policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated.

     (d) Cash and Equivalents
     ------------------------

         Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Deferred Mortgage Costs
     ---------------------------

         Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgage.

     (f) Rental Income
     -----------------

         Rental income is recognized as earned according to the terms of the leases. Leases for residential properties are generally for periods of one year or less, payable monthly. Delinquent rents are not recorded. Commercial leases are generally for periods of one to five years. Delinquent residential property rent is not recorded.

     (g) Per Unit Data
     -----------------

         Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

     (h) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2000.

     (i) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2000, net assets for financial reporting purposes were $2,944,000 more than the tax bases of the net assets.

     (j) Segment Information
     -----------------------

         The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

     (k) Accounting Changes and Developments
     ---------------------------------------

         The Financial Accounting Board (FASB) has issued Statement of
              Financial Accounting Standards (SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management believes that SFAS No. 133 will not have a material effect on the Partnership's consolidated financial statements.

      (l) Reclassifications
      ---------------------

         Reclassifications have been made to certain 1999 and 1998 balances to conform them to the 2000 presentation.

(3)  Mortgage Loans Payable
- ---------------------------

     Mortgage loans payable are as follows:

                                                                                                 Balance
                                                                          Total                December 31,
                                          Interest                       monthly               ------------
         Property collateral                rate         Maturity        payment         2000               1999
         -------------------                ----         --------        -------         ----               ----
         The Paddock Building              7.70%            2009        $ 12,785     $  1,651,479         1,678,683
         Camelot East Apartments           7.40%            2027          33,927        4,763,963         4,810,739
         Commercial Park West              8.07%            2029          44,319        5,947,388         5,989,366
         Inducon East                      7.74%            2009          46,827        6,036,858         6,127,682
         Inducon East Phase III            7.74%            2009          14,150        1,824,192         1,851,636
                                                                          ======     ------------       -----------

                                                                                     $ 20,223,880        20,458,106
                                                                                     ============       ===========

     The aggregate maturities of the mortgages for each of the five years following 2000 and thereafter, assuming principal payments are not accelerated, are as follows:

                           2001                                                      $    262,920
                           2002                                                           286,329
                           2003                                                           309,268
                           2004                                                           334,045
                           2005                                                           360,809
                           Thereafter                                                  18,670,509
                                                                                     ------------

                                                                                     $ 20,223,880
                                                                                     ============

(4)  Investment in Land
- -----------------------

     The Partnership owns approximately 96 acres of vacant land in Amherst, New
         York carried at its cost of $417,473, which approximates its fair value.

(5)  Related Party Transactions
- -------------------------------

     The corporate general partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                         2000              1999              1998
                                                                         ----              ----              ----
         Property management fees based on a percent-
              age (generally 3-6%) of rental income                   $  231,737          208,024           212,285

         Reimbursement for cost of services to the
              Partnership that include investor relations,
              marketing of properties, professional fees,
              communications, supplies, accounting,
              printing, postage and other items                          230,857          216,089           242,605
                                                                      ----------          -------           -------


                                                                      $  462,594          424,113           454,890
                                                                      ==========          =======           =======

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Receivables from and payables to affiliates are payable on demand and bear interest at 11%.

     Loan placement fees are paid or accrued to an affiliate of the general partners. The fee is calculated at 1% of the mortgage loan amounts. These fees totaled $60,000 and $151,800 for the years ended December 31, 1999 and 1998, respectively. No such fees were paid during the year ended December 31, 2000.

     Property Disposition Fees
     -------------------------

     The general partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 2.75% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. Since these conditions described above have not been met, no disposition fees have been paid or accrued on properties sold in prior years.

(6)  Leases
- -----------

     In connection with the commercial properties owned, the Partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years, under noncancelable operating leases are as follows:

                           2001                                   $2,790,391
                           2002                                    1,658,596
                           2003                                      686,274
                           2004                                      223,478
                           2005                                       91,500
                                                                   =========



(7)  Contingency
- ----------------

     The Partnership, as a nominal defendant, the General Partners of the Partnership and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnership, punitive damages, attorneys' fees and related relief. The defendants deny any liability and intend to vigorously defend this lawsuit. Because of the early stage of this lawsuit and because there has been no discovery to date, legal counsel cannot render an opinion as to the likely outcome of this case. The possible effect of this contingency is not presently determinable and, therefore, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                       Schedule III
                                                                                                       ------------
               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                                December 31, 2000


                                           Initial Cost to                                  Gross amounts at which
                                             Partnership                Cost              carried at close of period
                                             -----------            capitalized           --------------------------
                                         Land          Buildings     subsequent       Land          Buildings
 Property                                 and             and            to            and             and
description            Encumbrances   improvements   improvements   acquisition    improvements   improvements       Total
- -----------            ------------   ------------   ------------   -----------    ------------   ------------       -----
The Paddock Building
    Nashville, TN       $ 1,651,479       261,000      2,902,324         317,297      261,000      3,219,621       3,480,621

Camelot Apartments
    Louisville, KY        4,763,963       297,250      5,518,613         204,448      297,250      5,723,061       6,020,311

Commercial Park West
    Durham, NC            5,947,388       800,000      5,191,538       1,583,768      800,000      6,775,306       7,575,306

Inducon East
    Amherst, NY           6,036,858       177,709              -       9,340,307      955,458      8,562,558       9,518,016

Inducon East Phase III
    Amherst, NY           1,824,192       141,400              -       2,502,071      141,400      2,502,071       2,643,471
                       ------------     ---------    -----------     -----------   ----------     ----------      ----------

              Total    $ 20,223,880     1,677,359     13,612,475      13,947,891    2,455,108     26,782,617      29,237,725
                       ============     =========    ===========     ===========   ==========     ==========      ==========

(TABLE RESTUBBED)
                                                               Life on which
                                                                depreciation
                                                                 in latest
                                                                 statement
                         Accumulated      Date of       Date   of operations
                        depreciation   construction  acquired   is computed
                        ------------   ------------  --------   -----------
The Paddock Building
    Nashville, TN          1,815,589        1987       5/87        25 years

Camelot Apartments
    Louisville, KY         2,777,519        1988       5/88        25 years

Commercial Park West
    Durham, NC             2,769,662        1991       6/91        25 years

Inducon East
    Amherst, NY            4,059,084        1987       4/87        25 years

Inducon East Phase III
    Amherst, NY              433,864        1992       9/92        25 years
                         -----------        ====       ====        ========

              Total       11,855,718
                         ===========

                                                                                                Schedule III, Cont.
                                                                                                -------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                        December 31, 2000, 1999 and 1998




(1) Cost for Federal income tax purposes is $29,237,725.

(2) A reconciliation of the carrying amount of land and buildings for the years ended December 31, 2000, 1999 and 1998 follows:


                                                                       2000               1999              1998
                                                                       ----               ----              ----
         Balance at beginning of year                               $ 28,822,478       28,525,361        28,157,635
         Additions                                                       415,247          297,117           367,726
                                                                    ------------     ------------      ------------

         Balance at end of year                                     $ 29,237,725       28,822,478        28,525,361
                                                                    ============     ============      ============

(3) A reconciliation of accumulated depreciation for the years ended December
        31, 2000, 1999 and 1998 follows:

                                                                         2000             1999              1998
                                                                         ----             ----              ----
         Balance at beginning of year                               $ 10,812,627        9,709,674         8,497,690
         Depreciation expense                                          1,043,091        1,102,953         1,211,984
                                                                    ------------      -----------         ---------

         Balance at end of year (4)                                 $ 11,855,718       10,812,627         9,709,674
                                                                    ============      ===========         =========

(4)  Balance applies entirely to buildings and improvements.