Form 10-Q
period 2001-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2001-05-15
CIK 790067

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2001

Commission File Number: 0-16561


                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP V
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                        16-1275925
-----------------------                   ---------------------------------
(State of organization)                   (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York  14068
------------------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                                                              March 31,            December 31,
                                                                                2001                   2000
                                                                          ----------------      -----------------
                     Assets
                     ------
Cost of property and equipment, all held for sale in 2001                     $29,803,423             29,769,498
Less accumulated depreciation                                                  12,371,448             12,371,448
                                                                          ----------------      -----------------
                                                                               17,431,975             17,398,050
Cash and equivalents                                                              902,975                962,300
Other assets                                                                    2,465,840              2,396,714
                                                                          ----------------      -----------------
     Total assets                                                             $20,800,790             20,757,064
                                                                          ================      =================

        Liabilities and Partners' Equity
        --------------------------------
Mortgage loans payable                                                         20,159,517             20,223,880
Accounts payable and accrued expenses                                             297,286                370,933
Other liabilities                                                                 226,705                233,247
Partners' equity (deficit)                                                        117,282                (70,996)
                                                                          ----------------      -----------------
     Total liabilities and partners' equity                                   $20,800,790             20,757,064
                                                                          ================      =================


                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                                                                 Three months ended March 31,
                                                                          ---------------------------------------
                                                                                 2001                   2000
                                                                          ----------------      -----------------
Rental income                                                                  $1,097,586              1,183,703
Other income                                                                      204,763                203,942
                                                                          ----------------      -----------------
     Total income                                                               1,302,349              1,387,645
                                                                          ----------------      -----------------
Property operating costs                                                          544,020                515,549
Depreciation                                                                           --                257,072
Administrative expense - affiliates                                               128,527                118,567
Other administrative expense                                                       35,270                 65,618
Mortgage loan interest                                                            406,254                424,981
                                                                          ----------------      -----------------
     Total expenses                                                             1,114,071              1,381,787
                                                                          ----------------      -----------------
     Net income                                                                  $188,278                  5,858
                                                                          ================      =================
Net income per limited partnership unit                                             $8.70                   0.27
                                                                          ================      =================
Weighted average limited partnership units outstanding                             21,003                 21,003
                                                                          ================      =================

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                                Three months ended March 31,
                                                                          ---------------------------------------
                                                                                 2001                   2000
                                                                          ----------------      -----------------
Operating activities:
     Net income                                                                  $188,278                  5,858
     Adjustments:
       Depreciation and amortization                                                   --                285,537
       Other, principally changes in other assets and liabilities                (149,315)               (72,612)
                                                                          ----------------      -----------------
          Net cash provided (used) by operating activities                         38,963                218,783
Net cash used by investing activities -
     additions to property and equipment                                          (33,925)               (27,500)
Net cash used by financing activities -
     principal payments on mortgage loans                                         (64,363)               (56,794)
                                                                          ----------------      -----------------
Net increase (decrease) in cash and equivalents                                   (59,325)               134,489
Cash and equivalents at beginning of period                                       962,300              1,004,644
                                                                          ----------------      -----------------
Cash and equivalents at end of period                                            $902,975              1,139,133
                                                                          ================      =================


                          Notes to Financial Statements

                   Three months ended March 31, 2001 and 2000

Organization
------------

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

Basis of Presentation
---------------------

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 2000 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Certain reclassifications of prior period numbers may have been made to conform to the current period presentation.

Property and Equipment
----------------------

The Partnership owns and operates five commercial properties and an apartment complex (Camelot East). All of the properties are being actively marketed for sale. Depreciation of properties not recorded for the three months ended March 31, 2001 was approximately $280,000.

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards Nos. 138 and 133, which concern accounting for derivative instruments and hedging activities, became effective for the Partnership on January 1, 2001 and did not have any effect on the Partnership's financial statements.

Contingency
-----------

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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain sufficient cash to enable it to fund debt service and capital improvements, although in the quarter ended March 31, 2001, cash flow from operations was insufficient to cover property additions and debt principal payments. No distributions to partners have been made since 1998. Future distributions will likely depend on proceeds from the sale of properties.

Results of Operations
---------------------

The results of operations before depreciation declined approximately $75,000 in the quarter ended March 31, 2001 as compared to the 2000 first quarter. The principal reason for those results was lower occupancy and collectible rents at two of the commercial properties, leading to the decrease in rental income. The income at the other properties was comparable from 2000 and 2001. Property operating costs increased $30,000 in 2001 because of the cost of tenant improvements at one of the commercial properties and higher utility costs at Camelot. Lower professional fees led to the decrease in total administrative expenses in 2001.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP V



              May 15, 2001                   /s/ Joseph M. Jayson
           ------------------                -----------------------------------
                  Date                       Joseph M. Jayson,
                                             Individual General Partner and
                                             Principal Financial Officer