Form 10-Q
period 2001-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2001-08-14
CIK 790067

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2001

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Part I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements

                                     Condensed Consolidated Balance Sheets
                                     -------------------------------------

                                                                              June 30,             December 31,
                                                                                2001                   2000
                                                                          ----------------      -----------------
                     Assets
                     ------
Cost of property and equipment, all held for sale in 2001                     $29,949,689             29,769,498
Less accumulated depreciation                                                  12,371,448             12,371,448
                                                                          ----------------      -----------------
                                                                               17,578,241             17,398,050
Cash and equivalents                                                              926,577                962,300
Other assets                                                                    2,455,548              2,396,714
                                                                          ----------------      -----------------
     Total assets                                                             $20,960,366             20,757,064
                                                                          ================      =================

        Liabilities and Partners' Equity
        --------------------------------
Mortgage loans payable                                                         20,098,492             20,223,880
Accounts payable and accrued expenses                                             348,686                370,933
Other liabilities                                                                 243,155                233,247
Partners' equity (deficit)                                                        270,033                (70,996)
                                                                          ----------------      -----------------
     Total liabilities and partners' equity                                   $20,960,366             20,757,064
                                                                          ================      =================

                                     Condensed Consolidated Statements of Operations
                                     -----------------------------------------------

                                                      Three months ended June 30,         Six months ended June 30,
                                                   ---------------------------------   ------------------------------
                                                          2001            2000              2001            2000
                                                   ------------------ --------------   -------------  ---------------
Rental income                                             $1,120,101      1,151,697       2,217,687        2,335,400
Other income                                                 234,563        212,751         439,326          416,693
                                                   ------------------ --------------   -------------  ---------------
     Total income                                          1,354,664      1,364,448       2,657,013        2,752,093
                                                   ------------------ --------------   -------------  ---------------
Property operating costs                                     536,267        508,618       1,080,287        1,024,167
Depreciation                                                       -        257,493                          514,565
Administrative expense - affiliates                          196,487        132,623         325,014          251,190
Other administrative expense                                  55,451        115,593          90,720          181,211
Mortgage loan interest                                       413,709        417,345         819,963          842,326
                                                   ------------------ --------------   -------------  ---------------
     Total expenses                                        1,201,914      1,431,672       2,315,984        2,813,459
                                                   ------------------ --------------   -------------  ---------------
     Net income                                             $152,750        (67,224)        341,029          (61,366)
                                                   ================== ==============   =============  ===============
Net income per limited partnership unit                        $7.05          (3.10)          15.75            (2.83)
                                                   ================== ==============   =============  ===============
Weighted average limited partnership units                    21,003         21,003          21,003           21,003
                                                   ================== ==============   =============  ===============

                                     Condensed Consolidated Statements of Cash Flows
                                     -----------------------------------------------

                                                                                Six months ended June 30,
                                                                             ------------------------------
                                                                                   2001          2000
                                                                             ---------------  -------------
Operating activities:
     Net income (loss)                                                             $341,029        (61,366)
     Adjustments:
       Depreciation and amortization                                                      -        574,061
       Other, principally changes in other assets and liabilities                   (71,173)      (155,191)
                                                                             ---------------  -------------
          Net cash provided (used) by operating activities                          269,856        357,504
                                                                             ---------------  -------------
Net cash used by investing activities -
     additions to property and equipment                                           (180,191)       (72,322)
Net cash used by financing activities -
     principal payments on mortgage loans                                          (125,388)      (111,498)
                                                                             ---------------  -------------
Net increase (decrease) in cash and equivalents                                     (35,723)       173,684
Cash and equivalents at beginning of period                                         962,300      1,004,644
                                                                             ---------------  -------------
Cash and equivalents at end of period                                              $926,577      1,178,328
                                                                             ===============  =============

                          Notes to Financial Statements
                             June 30, 2001 and 2000

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

Property and Equipment
----------------------

The Partnership owns and operates five commercial properties and an apartment complex (Camelot East). All of the properties are being actively marketed for sale. Depreciation of properties not recorded for the three and six months ended June 30, 2001 was approximately $260,000 and $520,000, respectively.

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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  ----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain sufficient cash to enable it to fund debt service and capital improvements, although in the six months ended June 30, 2001, cash flow from operations was somewhat insufficient to cover property additions and debt principal payments. No distributions to partners have been made since 1998. Future distributions will likely depend on proceeds from the sale of properties.

Results of Operations
---------------------

The results of operations before depreciation declined approximately $38,000 and $112,000 in the quarter and six months ended June 30, 2001, as compared to the comparable 2000 periods. The declines were attributable to both income decreases and expense increases.

In the second quarter and six month period, rental income decreased at two of the commercial properties and the residential property because of increased vacancies. At one of the commercial properties, Commercial Park West, net rents increased in the quarter but declined in the half because of provisions for uncollectible receivables. Other income increases in the periods were generated by both increases in common area maintenance charges and fees.

Before depreciation, total expenses increased approximately $27,000 in the second quarter and $17,000 in the first half of 2001 as compared to the same 2000 periods. The property operating expense increases in both periods were due to increases in utility expense and maintenance payroll at Camelot. While total administrative expense increased about $5,000 in the second quarter and decreased $16,000 in the half, the affiliated party portion increased because of an allocation revision. A decrease in professional fees was the primary cause of the decrease in other administrative costs.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP V




                August 14, 2001                /s/ Joseph M. Jayson
                ----------------               --------------------
                      Date                     Joseph M. Jayson,
                                               Individual General Partner and
                                               Principal Financial Officer