Form 10-Q
period 2001-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2001-11-14
CIK 790067

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2001

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

                      Condensed Consolidated Balance Sheets
                      -------------------------------------

                                                                            September 30,           December 31,
                                                                                 2001                   2000
                                                                          -----------------      -----------------
                     Assets
                     ------
Cost of property and equipment, all held for sale in 2001                      $29,969,128             29,769,498
Less accumulated depreciation                                                   12,371,448             12,371,448
                                                                          -----------------      -----------------
                                                                                17,597,680             17,398,050
Cash and equivalents                                                               813,848                962,300
Other assets                                                                     2,605,544              2,396,714
                                                                          -----------------      -----------------
     Total assets                                                              $21,017,072             20,757,064
                                                                          =================      =================

        Liabilities and Partners' Equity
        --------------------------------
Mortgage loans payable                                                          20,036,254             20,223,880
Accounts payable and accrued expenses                                              481,662                370,933
Other liabilities                                                                  186,345                233,247
Partners' equity (deficit)                                                         312,811                (70,996)
                                                                          -----------------      -----------------
     Total liabilities and partners' equity                                    $21,017,072             20,757,064
                                                                          =================      =================


                    Condensed Consolidated Statements of Operations
                    -----------------------------------------------

                                                         Three months ended Sept. 30,         Nine months ended Sept. 30,
                                                       ----------------------------------  ---------------------------------
                                                               2001             2000             2001              2000
                                                       ------------------  --------------  --------------  -----------------
Rental income                                                 $1,041,190       1,153,378       3,258,877          3,488,778
Other income                                                     226,748         175,738         666,074            592,431
                                                       ------------------  --------------  --------------  -----------------
     Total income                                              1,267,938       1,329,116       3,924,951          4,081,209
                                                       ------------------  --------------  --------------  -----------------
Property operating costs                                         576,270         540,870       1,656,557          1,565,037
Depreciation                                                           -         265,420               -            779,985
Administrative expense - affiliates                              185,725         113,095         510,739            364,285
Other administrative expense                                      56,254          61,957         146,975            243,168
Mortgage loan interest                                           406,911         408,954       1,226,874          1,251,280
                                                       ------------------  --------------  --------------  -----------------
     Total expenses                                            1,225,160       1,390,296       3,541,145          4,203,755
                                                       ------------------  --------------  --------------  -----------------
     Net income (loss)                                           $42,778         (61,180)        383,806           (122,546)
                                                       ==================  ==============  ==============  =================
Net income (loss) per limited partnership unit                     $1.98           (2.83)          17.73              (5.66)
                                                       ==================  ==============  ==============  =================
Weighted average limited partnership units                        21,003          21,003          21,003             21,003
                                                       ==================  ==============  ==============  =================

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                                Nine months ended September 30,
                                                                             --------------------------------------
                                                                                    2001               2000
                                                                             -------------------  -----------------
Operating activities:
     Net income (loss)                                                                 $383,806           (122,546)
     Adjustments:
       Depreciation and amortization                                                          -            872,168
       Other, principally changes in other assets and liabilities                      (145,002)          (210,957)
                                                                             -------------------  -----------------
          Net cash provided (used) by operating activities                              238,804            538,665
                                                                             -------------------  -----------------
Net cash used by investing activities -
     additions to property and equipment                                               (199,630)          (321,686)
Net cash used by financing activities -
     principal payments on mortgage loans                                              (187,626)          (172,964)
                                                                             -------------------  -----------------
Net increase (decrease) in cash and equivalents                                        (148,452)            44,015
Cash and equivalents at beginning of period                                             962,300          1,004,644
                                                                             -------------------  -----------------
Cash and equivalents at end of period                                                  $813,848          1,048,659
                                                                             ===================  =================

                          Notes to Financial Statements

                           September 30, 2001 and 2000

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

Property and Equipment
----------------------

The Partnership owns and operates five commercial properties and an apartment complex (Camelot East). All of the properties are being actively marketed for sale. Depreciation of properties not recorded for the three and nine months ended September 30, 2001 was approximately $260,000 and $780,000, respectively.

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards Nos. 138 and 133, which concern accounting for derivative instruments and hedging activities, became effective for the Partnership on January 1, 2001 and did not have any effect on the Partnership's financial statements.

Contingency
-----------

The Partnership, as a nominal defendant, the General Partners of all of the Realmark Partnerships and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York (the"Court"). In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnership, punitive damages, attorneys' fees and related relief.

While the defendants deny any liability and have vigorously defended this lawsuit, on August 29, 2001, the parties entered into a Stipulation of Settlement (the "Agreement"). On October 4, 2001, the Court issued an "Order Preliminarily Approving Settlement" that, among other things, calls for a hearing on November 21, 2001 to determine whether the Agreement should be approved by the Court. The Agreement provides, among other things, that:

   * $1 million of the amount owed to the General Partners and/or their affiliates by Realmark Property Investors Limited Partnership IV be forgiven.

   * The payable to the General Partners and/or their affiliates by Realmark Property Investors Limited Partnership VI-A at March 31, 2001, in the amount of $481,598, cease to accrue interest.

   * All of the Realmark Partnerships' properties be disposed of within 360 days of the hearing order.

The consolidated financial statements do not include any adjustments that might result from the outcome of this matter, pending the action of the Court.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to generate positive cash flow from operations, although in the nine months ended September 30, 2001, cash flow from operations was insufficient to cover property additions and debt principal payments. No distributions to partners have been made since 1998. Future distributions will likely depend on proceeds from the sale of properties.

Results of Operations
---------------------

The results of operations before depreciation declined approximately $162,000 and $273,000 in the quarter and nine months ended September 30, 2001, as compared to the comparable 2000 periods. The declines were attributable to both income decreases and expense increases.

In the third quarter and nine month periods, rental income decreased at three of the commercial properties and the residential property because of increased vacancies. Other income increases in the periods were generated by both increases in common area maintenance charges and fees.

Before depreciation, total expenses increased approximately $100,000 in the third quarter and $117,000 in the first nine months of 2001 as compared to the same 2000 periods. The property operating expense increases in both periods were due to increases in utility expense and maintenance payroll at Camelot and Commercial Park West. Total administrative expense increased about $67,000 in the third quarter and $49,000 in the first nine months of 2001, with the affiliated party portion increasing because of an allocation revision. A decrease in professional fees was the primary cause of the decrease in other administrative costs.


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




            November 14, 2001                /s/ Joseph M. Jayson
            ------------------               -----------------------------------
                    Date                     Joseph M. Jayson,
                                             Individual General Partner and
                                             Principal Financial Officer