Form 10-K
period 2001-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2002-04-15
CIK 790067

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                         Commission File Number 0-16561

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
               ---------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

     Delaware                                          16-1275925
-------------------                         --------------------------------
(State of Formation)                       (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number: (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]


                       DOCUMENTS INCORPORATED BY REFERENCE
        See Item 14 for a list of all documents incorporated by reference

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2001, the Partnership, either directly or through limited liability, wholly owned subsidiary companies, owned: a 205 unit apartment complex in Louisville, KY (Camelot East); a 65,000 square foot office/warehouse building in Nashville, Tennessee (The Paddock); an 115,000 square foot office complex in Durham, North Carolina (Commercial Park West); and an office/warehouse complex in Amherst, New York (Inducon East and Inducon East Phase III), totaling 196,500 square feet. All of these properties are currently being actively marketed for sale. On March 20, 2002, the Partnership entered into a $6,800,000 sale agreement with an unaffiliated entity, for the sale of Camelot East Apartments. This sale, if closed, will result in a gain of approximately $3,300,000 to the Partnership for tax purposes; however, this doesn't necessarily mean that cash proceeds would be available for distribution in an amount equal to the gain.

         It is anticipated that the Partnership will be entering into sales contracts in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sales will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2001, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2001 were employees of the Corporate General Partner or its affiliates.

         The occupancy for each complex as of December 31 was as follows:

                                     2001             2000              1999
                                     ----             ----              ----

Camelot East Apartments              94%               92%              93%
The Paddock Building                 67%               49%              71%
Commercial Park West                 84%              100%             100%
Inducon East                         78%               84%              94%
Inducon East Phase III               91%              100%              92%

         The percent of total Partnership revenue generated by each complex for the last three years was as follows:

                                      2001             2000             1999
                                      ----             ----             ----

Camelot East Apartments                25%              25%              24%
The Paddock Building                    6%               7%               7%
Commercial Park West                   33%              32%              32%
Inducon East                           28%              28%              29%
Inducon East Phase III                  8%               8%               8%

         This annual report contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements. Such statements may not ultimately turn out to be accurate due to, among other things, economic or market conditions or the failure of the Partnership to sell an investment which is under contract.

ITEM 2:  PROPERTIES

         The following is a list of properties owned by the Partnership at December 31, 2001:

  Property Name
  and Location                      General Character of Property                                Purchase Date
  ------------                      -----------------------------                                -------------
Camelot East Apts.                  Apartment complex; 23 buildings on 6 acres;                  May 1988
  Louisville, KY                    205 units, securing a 7.4% mortgage with a balance
                                    at December 31, 2001 of $4,712,509, maturing in 2027.

The Paddock Building                Office/warehouse building; 65,334 square                     May 1987
  Nashville, TN                     feet, securing a 7.7% mortgage with a balance
                                    at December 31, 2001 of $1,626,625, maturing in 2009.

Commercial Park West                Office complex of 3 buildings totaling                       June 1991
  Durham, NC                        115,021 square feet, securing an 8.07% mortgage
                                    with a balance at December 31, 2001 of
                                    $5,900,420, maturing in 2029.

Inducon East                        Office/warehouse complex; 6 buildings on                     Partially acquired
  Amherst, NY                       15 acres; approximately 150,000 sq. ft of                    April 1987 as a
                                    rentable space, securing a 7.74% mortgage                    Joint Venturer;
                                    with a balance at December 31, 2001                          fully acquired
                                    of $5,938,750, maturing 2009.                                November 1997

Inducon East Phase III              Two office/warehouse buildings totaling                      Partially acquired
   Amherst, NY                      46,500 sq. ft., securing a 7.74% mortgage                    September 1992
                                    with a balance at December 31, 2001 of                       as a JointVenturer;
                                    $1,794,546, maturing in 2009.                                fully acquired
                                                                                                 November 1997

                                        3

ITEM 3:  LEGAL PROCEEDINGS

         As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

         On August 29, 2001, the parties entered into a Stipulation of Settlement (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29, 2001, the court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The General Partners will continue to have primary authority to dispose of the Partnerships' properties. If either (i) the General Partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the General Partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. As of April 2, 2002, the General Partners have contracted to sell more than 50% of the Partnerships' properties (by value).

         The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST.

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2001, there were 2,124 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the Limited Partners until there has been a return of the Limited Partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the Limited Partners. There were no distributions to partners made in 2001, 2000 or 1999.

         The gain on the sale of the properties will be allocated in the same proportions as distributions of distributable cash from sale proceeds (anticipated to be 100% to the Limited Partners). In the event there is no distributable cash from sale proceeds, taxable income will be allocated 87% to the Limited Partners and 13% to the General Partners. Any tax loss arising from a sale will be allocated 97% to the Limited Partners and 3% to the General Partners. The above is subject to tax laws that were applicable at the time of the formation of the Partnership and may be adjusted due to subsequent changes in the Internal Revenue Code.

ITEM 6:  SELECTED FINANCIAL DATA

                                                        At or for the years ended December 31,
                                   ---------------------------------------------------------------------------------
                                         2001            2000            1999            1998            1997
                                   ---------------------------------------------------------------------------------
Balance sheet data
Net rental property                  $ 17,634,501      17,398,050      18,012,850      18,816,863      19,659,945
Total assets                           20,818,089      20,757,064      21,184,642      21,760,675      25,243,111
Mortgage loans payable                 19,972,850      20,223,880      20,458,106      20,035,113      18,507,664
Partners' equity (deficit)                328,658         (70,996)        168,131         757,469       5,595,782
                                   ==============================================================================
Operating data
Rental income                           4,242,309       4,505,231       4,443,569       4,074,844       6,685,019
Other income                              972,325         881,638         686,368         676,589         383,763
                                   ------------------------------------------------------------------------------

Total revenue                           5,214,634       5,386,869       5,129,937       4,751,433       7,068,782
                                   ------------------------------------------------------------------------------
Property operating costs                2,204,230       2,108,079       2,095,210       1,753,725       3,326,437
Depreciation                                   --       1,045,409       1,167,970       1,212,114       1,094,232
Interest expense                        1,643,099       1,663,018       1,742,422       2,222,855       3,306,719
Administrative expenses                   967,651         809,490         713,673         820,582       1,423,999
                                   ------------------------------------------------------------------------------

Total expenses                          4,814,980       5,625,996       5,719,275       6,009,276       9,151,387
                                   ------------------------------------------------------------------------------
Loss before equity in joint
venture operations & gain on sale         399,654        (239,127)       (589,338)     (1,257,843)     (2,082,605)
Equity in joint venture operations             --              --              --              --        (625,953)
Gain on sale of properties                     --              --              --              --       5,009,787
                                   ------------------------------------------------------------------------------
Net income (loss)                         399,654        (239,127)       (589,338)     (1,257,843)      2,301,229
                                   ==============================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                      230,276         579,465         828,330        (577,144)       (917,481)
Investing activities                     (279,477)       (387,583)       (299,721)       (388,559)        815,666
Financing activities                     (251,030)       (234,226)        287,148      (2,706,458)      3,297,490
                                   ------------------------------------------------------------------------------
Net increase (decrease) in cash
and equivalents                          (300,231)        (42,344)        815,757      (3,672,161)      3,195,675
                                   ==============================================================================
Per limited partnership unit:
Net income (loss)                    $      18.46          (11.04)         (27.22)         (58.09)          99.31
Distributions                                  --              --              --          165.36              --
                                   ==============================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:

         Cash provided through the sale and refinancing of properties prior to 1999, was used to absorb past losses and has permitted the Partnership to perform almost $950,000 in capital improvements to the properties. In the past three years, operating activities produced a total of $1.6 million of cash to fund the aforementioned capital improvements, as well as to meet debt service requirements. There was no distribution to partners made in 2001, 2000 or 1999. In accordance with the settlement of the lawsuit (item 3), it is anticipated that with the sale of the properties, the Partnership may be in a position to make distributions to the Limited Partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

         Limited Partners should be aware that it is possible that they will receive an allocation of income from gain on sale of properties on which they will be required to pay income taxes and there is no assurance that distributions from the sale of the properties will be sufficient to satisfy these obligations.

         Except as described above and in the consolidated financial statements, the General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Results of Operations:

         The results of operations of the Partnership for the year ended December 31, 2001 produced net income of $399,654. Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale, therefore, the properties were not depreciated in 2001. Excluding depreciation, the results of operations were net income of $806,282 in 2000 and $578,632 in 1999.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2001 as compared to 2000

         Rental income decreased 6% for the year ended December 31, 2001 as compared to 2000. Rental income decreased due to increased vacancies at both Commercial Park West and Inducon East, with the largest decrease of approximately $93,000 occurring at Commercial Park West, where occupancy decreased from 100% at December 31, 2000 to 84% at December 31, 2001. This decrease was caused by a tenant who had occupied 15% of the buildings moving out in August of 2001. Other income, which consists primarily of common area maintenance charges, increased by 10% in 2001 due to an increase in the common area maintenance charges, security deposit forfeitures and cleaning/damages of approximately $117,000, $15,000 and $14,000, respectively, offset by a decrease in early lease termination fees of $58,000.

         Total expenses, excluding depreciation, increased approximately 5% for the year ended December 31, 2001. Property operations increased approximately $96,000 due primarily to an increase in gas and electric expense of approximately $58,000 at Camelot East, an increase in maintenance and repair work of approximately $23,000 at The Paddock, an increase in real estate taxes for The Paddock of approximately $12,000 due to an increase in its tax assessment, and an increase in snow removal costs of approximately $13,000 at Inducon East and Inducon East Phase III. Other administrative expense decreased approximately 22% due to decreased legal fees and a decrease in management fees paid to an unaffiliated management agent as Commercial Park West was managed by an affiliate party during 2001. Administrative expense to affiliated parties increased 51% because of an allocation revision and Commercial Park West's management fee now being paid to the affiliated party. Interest expense remained consistent from 2001 to 2000 with a decrease of approximately $20,000 due to a larger portion of each mortgage payment being applied towards principal due to amortization of the mortgages.

2000 as compared to 1999

         In 2000, rental income increased approximately $62,000 due to overall occupancy improving at Inducon East Phase III and continued strong occupancy at Commercial Park West. The increase at Inducon East Phase III and Commercial Park West was offset by a decrease at The Paddock due in large part to the loss of a large tenant in 2000. Other income increased approximately 28% due to increased common area maintenance charges and an increase in early lease termination fees.

         Total expenses, excluding depreciation, increased approximately $29,000 for the year ended December 31, 2000 as compared to 1999. Property operations expenses remained relatively stable with an increase of less than 1%. Interest expense decreased approximately 5% due to higher interest expense being incurred in 1999 prior to the refinancing of Commercial Park West. Other administrative expenses increased approximately $57,000 due to increased professional fees. Administrative expense to affiliated parties increased approximately $38,000 due to increased management fees associated with the improved occupancy levels.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Listed under Item 14 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2001, are listed below. Each director is subject to election on an annual basis.

                       Title of All Positions Held with         Year First
Name                     the Corporate General Partner      Elected to Position
----                   --------------------------------     -------------------
Joseph M. Jayson       Chairman of the Board, President            1979
                         and Treasurer

Judith P. Jayson       Vice President and Director                 1979

         Joseph M. Jayson and Judith P. Jayson are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 63, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 39 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University , a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 39 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 20 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 61, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 30 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 11: EXECUTIVE COMPENSATION

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2001. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the General Partners that own 1643.3 units of limited partnership interest amounting to approximately 7.8% of the Partnership interest at December 31, 2001. The General Partners and the executive officers of the Corporate General Partner, as of December 31, 2001, owned 17 units of limited partnership interest. The General Partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Consolidated Financial Statements                                 Page
                                                                           ----
         Independent Auditor's Report                                       F-1
         Consolidated Balance Sheets as of December 31, 2001 and 2000       F-2
         Consolidated Statements of Operations for the years ended
           December 31, 2001, 2000 and 1999                                 F-3
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2001, 2000, and 1999                          F-4
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2001, 2000, and 1999                                F-5
         Notes to Consolidated Financial Statements                         F-6

         FINANCIAL STATEMENT SCHEDULE

         (i) Schedule III - Real Estate and Accumulated Depreciation        F-13

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K

         None

(c)      Exhibits

         2. Plan of acquisition, reorganization, arrangement, liquidation, or succession

                  (a) Stipulation of Settlement Agreement dated August 29, 2001 is filed herewith.

                  (b) Order and Final Judgment Approving Settlement and Awarding
                      Fees and Expenses dated November 29, 2001 is filed herewith.

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

                  (b) Property sales agreement with an unrelated third-party dated March 20, 2002 is filed herewith.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - V


By:      /s/ Joseph M. Jayson                                   April 15, 2002
         ------------------------------------                 ------------------
         JOSEPH M. JAYSON,                                           Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                   April 15, 2002
         ------------------------------------                 ------------------
         JOSEPH M. JAYSON,                                           Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                   April 15, 2002
         ------------------------------------                 ------------------
         JUDITH P. JAYSON,                                           Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Partners
Realmark Property Investors Limited
  Partnership - V:


We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - V and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - V and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 8 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.




                                                     TOSKI, SCHAEFER & CO., P.C.

Williamsville, New York
March 25, 2002, except for Note 8,
as to which the date is April 2, 2002

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                           Assets                                       2001             2000
                           ------                                       ----             ----
Property and equipment, at cost, all held for sale in 2001:
     Land and improvements                                          $  2,775,253       2,700,401
     Buildings and improvements                                       26,698,923      26,537,324
     Furniture and equipment                                             531,773         531,773
                                                                    ------------    ------------

                                                                      30,005,949      29,769,498
     Less accumulated depreciation                                    12,371,448      12,371,448
                                                                    ------------    ------------

                           Net property and equipment                 17,634,501      17,398,050

Cash and equivalents                                                     662,069         962,300
Accounts receivable, less allowance for doubtful accounts
     of $78,566 in 2001 and $110,318 in 2000                              26,627          52,393
Receivables from affiliated parties                                           --          26,366
Escrow deposits                                                        1,209,767         957,559
Deferred mortgage costs, less accumulated amortization
     of $204,575 in 2001 and $170,277 in 2000                            677,690         738,932
Investment in land                                                       417,473         417,473
Other assets                                                             189,962         203,991
                                                                    ------------    ------------

                           Total assets                             $ 20,818,089      20,757,064
                                                                    ============    ============

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loans payable                                           19,972,850      20,223,880
     Accounts payable and accrued expenses                               167,957         247,966
     Payable to affiliated parties                                         6,737              --
     Accrued interest payable                                            120,912         122,967
     Security deposits and prepaid rents                                 220,975         233,247
                                                                    ------------    ------------

                           Total liabilities                          20,489,431      20,828,060
                                                                    ------------    ------------

Partners' equity (deficit):
     General partners                                                   (402,077)       (414,067)
     Limited partners                                                    730,735         343,071
                                                                    ------------    ------------

                           Total partners' equity (deficit)              328,658         (70,996)
                                                                    ------------    ------------

                           Total liabilities and partners' equity   $ 20,818,089      20,757,064
                                                                    ============    ============

See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 2001, 2000 and 1999

                                                                         2001         2000         1999
                                                                         ----         ----         ----
Income:
     Rental                                                           $4,242,309    4,505,231     4,443,569
     Interest and other                                                  972,325      881,638       686,368
                                                                      ----------   ----------    ----------

                           Total income                                5,214,634    5,386,869     5,129,937
                                                                      ----------   ----------    ----------
Expenses:
     Property operations                                               2,204,230    2,108,079     2,095,210
     Interest                                                          1,643,099    1,663,018     1,742,422
     Depreciation                                                             --    1,045,409     1,167,970
     Administrative:
         Affiliated parties                                              696,851      462,594       424,113
         Other                                                           270,800      346,896       289,560
                                                                      ----------   ----------    ----------

                           Total expenses                              4,814,980    5,625,996     5,719,275
                                                                      ----------   ----------    ----------

                           Net income (loss)                          $  399,654     (239,127)     (589,338)
                                                                      ==========   ==========    ==========

Net income (loss) per limited partnership unit                        $    18.46       (11.04)       (27.22)
                                                                      ==========   ==========    ==========

Weighted average number of limited partnership
     units outstanding                                                  21,002.8     21,002.8      21,002.8
                                                                      ==========   ==========    ==========


See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
                   Consolidated Statements of Partners' Equity
                  Years Ended December 31, 2001, 2000 and 1999



                                                                 Limited Partners
                                                  General        ----------------
                                                  Partners      Units       Amount
                                                  --------      -----       ------
Balances at December 31, 1998                    $ (389,213)   21,002.8    1,146,682

Net loss                                            (17,680)         --     (571,658)
                                                 ----------    --------   ----------

Balances at December 31, 1999                      (406,893)   21,002.8      575,024

Net loss                                             (7,174)         --     (231,953)
                                                 ----------    --------   ----------

Balances at December 31, 2000                      (414,067)   21,002.8      343,071

Net loss                                             11,990          --      387,664
                                                 ----------    --------   ----------

Balances at December 31, 2001                    $ (402,077)   21,002.8      730,735
                                                 ==========    ========   ==========


See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2001, 2000 and 1999

                                                                2001            2000          1999
                                                                ----            ----          ----
Cash flows from operating activities:
     Net income (loss)                                      $   399,654       (239,127)      (589,338)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
              Depreciation and amortization                     119,011      1,167,787      1,342,882
              Changes in:
                  Accounts receivable                            25,766        (44,511)       220,120
                  Receivables from affiliated parties            26,366        (26,366)            --
                  Escrow deposits                              (252,208)      (243,982)       267,404
                  Other assets                                  (43,740)       (37,085)        (3,050)
                  Accounts payable and accrued expenses         (36,983)        50,894       (191,547)
                  Payable to affiliated parties                   6,737       (107,861)      (230,390)
                  Accrued interest payable                       (2,055)        11,167         46,382
                  Security deposits and prepaid rents           (12,272)        48,549        (34,133)
                                                            -----------    -----------    -----------

                           Net cash provided by operating
                               activities                       230,276        579,465        828,330
                                                            -----------    -----------    -----------

Cash flows from investing activities - additions to
     property and equipment                                    (279,477)      (387,583)      (299,721)
                                                            -----------    -----------    -----------


Cash flows from financing activities:
     Mortgage acquisition costs                                      --             --       (135,845)
     Principal payments upon refinancing                             --             --     (5,400,000)
     Mortgage proceeds from refinancing                              --             --      6,000,000
     Principal payments on mortgage loans                      (251,030)      (234,226)      (177,007)
                                                            -----------    -----------    -----------

                           Net cash provided by (used in)
                               financing activities            (251,030)      (234,226)       287,148
                                                            -----------    -----------    -----------

Net increase (decrease) in cash and equivalents                (300,231)       (42,344)       815,757

Cash and equivalents at beginning of year                       962,300      1,004,644        188,887
                                                            -----------    -----------    -----------

Cash and equivalents at end of year                         $   662,069        962,300      1,004,644
                                                            ===========    ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                 $ 1,570,892      1,592,044      1,530,007
                                                            ===========    ===========    ===========

     Property and equipment financed by
         accounts payable                                   $        --         43,026             --
                                                            ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


(1)  Formation and Operation of Partnership

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

     Under the partnership agreement, the General Partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (note 6).

(2)  Summary of Significant Accounting Policies

     (a) Basis of Accounting and Consolidation

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Partnership and its two subsidiaries that are wholly-owned:

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

     (b) Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued

     (c) Property and Equipment

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

         The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2001, no impairment in value has been recognized.

         The Partnerships' policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. All the properties were held for sale in 2001.

     (d) Cash and Equivalents

         Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Deferred Mortgage Costs

         Costsincurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgage.

     (f) Rental Income

         Rental income is recognized as earned according to the terms of the leases. Leases for residential properties are generally for periods of one year or less, payable monthly. Commercial leases are generally for periods of one to five years. Delinquent residential property rent is not recorded.

     (g) Per Unit Data

         Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.
                                       F-7

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued

     (h) Fair Value of Financial Instruments

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2001.

     (i) Income Allocation and Distributable Cash Flow

         The partnership agreement provides that income not arising from sale and refinancing activities and all partnership losses are to be allocated 97% to the Limited Partners and 3% to the General Partners. Partnership income arising from sale or refinancing activities is allocated in the same proportion as distributions of distributable cash from sale proceeds. In the event there is no distributable cash from sale proceeds, taxable income will be allocated 87% to the Limited Partners and 13% to the General Partners. The above is subject to tax laws that were applicable at the time of the formation of the Partnership and may be adjusted due to subsequent changes in the Internal Revenue Code.

         The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 8), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the Limited Partners until there has been a return of the Limited Partners capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the Limited Partners. There were no distributions to partners made in 2001, 2000 or 1999.

     (j) Income Taxes

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2001, net assets for financial reporting purposes were $2,333,000 less than the tax bases of the net assets.

     (k) Segment Information

         The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued

     (l) Recent Pronouncements

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset
              Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the
              Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

         The Partnership is currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and results of operations. The Partnership is required to adopt each of these standards in the first quarter of 2002.

(3)  Disposal of Rental Property

     In 2001, all of the properties are being actively marketed for sale. The carrying value of the assets as of December 31, 2001, and the properties net income or loss and depreciation expense not recorded for the year ended December 31, 2001 is as follows:

                                                                                                        Depreciation
                                                                                                           expense
                                                                   Carrying value       Net income           not
                  Property                                            of assets           (loss)           recorded
                  --------                                            ---------           ------           --------
         The Paddock Building                                    $     1,723,130          (40,503)          138,000
         Camelot East Apartments                                       3,284,063         (134,740)          236,000
         Commercial Park West                                          4,865,195          691,690           255,000
         Inducon East                                                  5,522,597          215,084           357,000
         Inducon East Phase III                                        2,239,516           82,945            70,000
                                                                       =========         ========          ========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(4)  Mortgage Loans Payable

     Mortgage loans payable are as follows:

                                                                         Total                   Balance
                                          Interest                      monthly                December 31,
         Property collateral                rate         Maturity       payment           2001              2000
         -------------------                ----         --------       -------           ----              ----
         The Paddock Building              7.70%            2009        $ 12,785      $ 1,626,625         1,651,479
         Camelot East Apartments           7.40%            2027          33,927        4,712,509         4,763,963
         Commercial Park West              8.07%            2029          44,319        5,900,420         5,947,388
         Inducon East                      7.74%            2009          46,827        5,938,750         6,036,858
         Inducon East Phase III            7.74%            2009          14,150        1,794,546         1,824,192
                                                                        ========      -----------       -----------

                                                                                      $19,972,850        20,223,880
                                                                                      ===========       ===========

     The aggregate maturities of the mortgages for each of the five years following 2001 and thereafter, assuming principal payments are not accelerated, are as follows:

                           2002                                                      $    282,851
                           2003                                                           308,029
                           2004                                                           332,707
                           2005                                                           359,363
                           2006                                                           388,156
                           Thereafter                                                  18,301,744
                                                                                     ------------
                                                                                     $ 19,972,850
                                                                                     ============

(5)  Investment in Land

     The Partnership owns approximately 96 acres of vacant land in Amherst, New
         York carried at its cost of $417,473, which approximates its fair value.

(6)  Related Party Transactions

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6)  Related Party Transactions, Continued

                                                                         2001              2000              1999
                                                                         ----              ----              ----
         Property management fees based on a percent-
              age (generally 3-6%) of rental income                   $  343,512          231,737           208,024

         Reimbursement for costs of services to the
              Partnership that include investor relations,
              marketing of properties, professional fees,
              communications, supplies, accounting,
              printing, postage and other items                          353,339          230,857           216,089
                                                                      ----------          -------           -------

                                                                      $  696,851          462,594           424,113
                                                                      ==========          =======           =======

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Receivables from and payables to affiliated parties are payable on demand and bear interest at 11%.

     Loan placement fees are paid or accrued to an affiliate of the General
         Partners. The fee is calculated at 1% of the mortgage loan amounts. These fees totaled $60,000 for the year ended December 31, 1999. No such fees were paid during the years ended December 31, 2001 and 2000.

     Property Disposition Fees

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

(7)  Leases

     In connection with the commercial properties owned, the Partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years, under noncancelable operating leases are as follows:

                           2002                                      $ 1,996,163
                           2003                                        1,003,456
                           2004                                          549,294
                           2005                                          423,378
                           2006                                          167,440
                                                                     ===========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(8)  Settlement of Lawsuit

     As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

     On August 29, 2001, the parties entered into a Stipulation of Settlement
         (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29, 2001, the court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The General Partners will continue to have primary authority to dispose of the Partnerships' properties. If either (i) the General Partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the General Partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. As of April 2, 2002, the General Partners have contracted to sell more than 50% of the Partnerships' properties (by value).

      The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

(9)   Subsequent Event

      On March 20, 2002, the Partnership entered into a $6,800,000 sale agreement with an unaffiliated entity, for the sale of Camelot East Apartments. This sale, if closed, will result in a gain of approximately $3,300,000 to the Partnership.

                                                                                                                  Schedule III
                                                                                                                  ------------
                             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                              AND SUBSIDIARIES
                                   Real Estate and Accumulated Depreciation
                                              December 31, 2001



                                             Initial cost to                                 Gross amounts at which
                                               Partnership                Cost               carried at close of period
                                             ---------------          capitalized            --------------------------
     Property                           Land and    Buildings and    subsequent to     Land and    Buildings and
    Description         Encumbrances  improvements  improvements      acquisition    improvements   improvements      Total
    -----------         ------------  ------------  -------------     -----------    ------------   ------------      -----
The Paddock Building
    Nashville, TN       $ 1,626,625       261,000      2,902,324         375,395        276,302      3,262,417       3,538,719

Camelot Apartments
    Louisville, KY        4,712,509       297,250      5,518,613         243,503        297,250      5,762,116       6,059,366

Commercial Park West
    Durham, NC            5,900,420       800,000      5,191,538       1,643,319      1,104,843      6,530,014       7,634,857

Inducon East
    Amherst, NY           5,938,750       177,709             --       9,394,755        955,458      8,617,006       9,572,464

Inducon East Phase III
    Amherst, NY           1,794,546       141,400             --       2,527,370        141,400      2,527,370       2,668,770
                        -----------     ---------     ----------      ----------      ---------     ----------      ----------

              Total     $19,972,850     1,677,359     13,612,475      14,184,342      2,775,253     26,698,923      29,474,176
                        ===========     =========     ==========      ==========      =========     ==========      ==========

(RESTUBBED TABLE)

                                                                                Life
                                                                              on which
                                                                            depreciation
                                                                              in latest
                                                         Date               statement of
                                        Accumulated       of         Date    operations
                                       depreciation  construction  acquired  is computed
                                       ------------  ------------  --------  -----------
The Paddock Building
    Nashville, TN                         1,815,589      1987         5/87        -- *

Camelot Apartments
    Louisville, KY                        2,777,519      1988         5/88        -- *

Commercial Park West
    Durham, NC                            2,769,662      1991         6/91        -- *

Inducon East
    Amherst, NY                           4,059,084      1987         4/87        -- *

Inducon East Phase III
    Amherst, NY                             433,864      1992         9/92        -- *
                                         ----------      ----         ----       -----

              Total                      11,855,718
                                         ==========

*In accordance with Statement of Financial Accounting Standards No. 121, no depreciation was recorded during the disposal period, January 1, 2001 through December 31, 2001.

                                                                                                Schedule III, Cont.
                                                                                                -------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
                    Real Estate and Accumulated Depreciation
                        December 31, 2001, 2000 and 1999




(1)  Cost for Federal income tax purposes is $29,474,176.

(2) A reconciliation of the carrying amount of land and buildings for the years ended December 31, 2001, 2000 and 1999 follows:

                                                                       2001               2000              1999
                                                                       ----               ----              ----
         Balance at beginning of year                               $ 29,237,725       28,822,478        28,525,361
         Additions                                                       236,451          415,247           297,117
                                                                    ------------      -----------       -----------

         Balance at end of year                                     $ 29,474,176       29,237,725        28,822,478
                                                                    ============      ===========       ===========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                       2001               2000              1999
                                                                       ----               ----              ----
         Balance at beginning of year                               $ 11,855,718       10,812,627         9,709,674
         Depreciation expense                                                 --        1,043,091         1,102,953
                                                                    ------------      -----------       -----------

         Balance at end of year (4)                                 $ 11,855,718       11,855,718        10,812,627
                                                                    ============      ===========       ===========

(4)  Balance applies entirely to buildings and improvements.