Form 10-Q
period 2002-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2002-05-15
CIK 790067

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2002

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------
                      Condensed Consolidated Balance Sheets
                      -------------------------------------

                                                                             March 31,            December 31,
                                                                               2002                   2001
                                                                          ---------------       ----------------
                     Assets
                     ------
Cost of property and equipment, all held for sale                         $    30,005,949             30,005,949
Less accumulated depreciation                                                  12,371,448             12,371,448
                                                                          ---------------       ----------------
                                                                               17,634,501             17,634,501
Cash and equivalents                                                              582,697                662,069
Other assets                                                                    2,629,348              2,521,519
                                                                          ---------------       ----------------
     Total assets                                                         $    20,846,546             20,818,089
                                                                          ===============       ================

        Liabilities and Partners' Equity
        --------------------------------
Mortgage loans payable                                                         19,903,620             19,972,850
Accounts payable and accrued expenses                                             379,696                295,606
Other liabilities                                                                 203,702                220,975
Partners' equity                                                                  359,528                328,658
                                                                          ---------------       ----------------
     Total liabilities and partners' equity                               $    20,846,546             20,818,089
                                                                          ===============       ================

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------

                                                                               Three months ended March 31,
                                                                          --------------------------------------
                                                                                2002                   2001
                                                                          ---------------       ----------------
Rental income                                                             $       983,204              1,097,586
Other income                                                                      199,363                204,763
                                                                          ---------------       ----------------
     Total income                                                               1,182,567              1,302,349
                                                                          ---------------       ----------------
Property operating costs                                                          527,956                544,020
Administrative expense - affiliates                                               142,617                128,527
Other administrative expense                                                       79,696                 35,270
Mortgage loan interest                                                            401,428                406,254
                                                                          ---------------       ----------------
     Total expenses                                                             1,151,697              1,114,071
                                                                          ---------------       ----------------
     Net income                                                           $        30,870                188,278
                                                                          ===============       ================
Net income per limited partnership unit                                   $          1.43                   8.70
                                                                          ===============       ================
Weighted average limited partnership units outstanding                             21,003                 21,003
                                                                          ===============       ================

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                               Three months ended March 31,
                                                                          ---------------------------------------
                                                                               2002                   2001
                                                                          ---------------       -----------------
Cash provided (used) by:
Operating activities:
     Net income                                                           $        30,870                 188,278
     Adjustments - other, principally changes
       in other assets and liabilities                                            (41,012)               (149,315)
                                                                          ---------------       -----------------
          Net cash provided by (used in) operating activities                     (10,142)                 38,963
Net cash used by investing activities -
     additions to property and equipment                                                -                 (33,925)
Net cash used by financing activities -
     principal payments on mortgage loans                                         (69,230)                (64,363)
                                                                          ---------------       -----------------
Net decrease in cash and equivalents                                              (79,372)                (59,325)
Cash and equivalents at beginning of period                                       662,069                 962,300
                                                                          ---------------       -----------------
Cash and equivalents at end of period                                     $       582,697                 902,975
                                                                          ===============       =================

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2002 and 2001

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

Basis of Presentation
---------------------

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 2001 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2002, the Partnership owned and operated five commercial properties and an apartment complex (Camelot East). All of the properties are being actively marketed for sale and, therefore, are not being depreciated. Depreciation not recorded for the three months ended March 31, 2002 was approximately $265,000. As previously reported in the Partnership's December 31, 2001 Form 10-K, Camelot East Apartments is the subject of a contingent $6,800,000 sale agreement that, if closed, will result in a gain of approximately $3,300,000 to the Partnership.

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards No. 141, "Business Combinations," No. 142, "Goodwill and Other Intangible Assets," No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Partnership on January 1, 2002 and did not have any effect on the Partnership's financial statements.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain sufficient cash to enable it to fund debt service and capital improvements, although in the quarter ended March 31, 2002, cash flow from operations was insufficient to cover debt principal payments. No distributions to partners have been made since 1998.

Results of Operations
---------------------

Net income from operations decreased approximately $157,000 for the three months ended March 31, 2002 as compared to 2001. The principal reason for the decrease was lower occupancy at two of the commercial properties, leading to the decrease in rental income. The income at the other properties was comparable from 2001 and 2002. Property operating costs decreased approximately $16,000 due to lower utility costs. An increase in professional fees and advertising led to an increase in total administrative expenses in 2002.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

The Partnership's cash equivalents are short-term, interest bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2001.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       May 15, 2002                              /s/ Joseph M. Jayson
       ------------                              -------------------------------
           Date                                  Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer