Form 10-Q
period 2002-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2002-08-14
CIK 790067

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2002

Commission File Number: 0-16561


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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                     Condensed Consolidated Balance Sheets
                                     -------------------------------------
                                                                             June 30,             December 31,
                                                                               2002                   2001
                                                                          ----------------      -----------------
                     Assets
--------------------------------------------------
Cost of property and equipment, all held for sale                         $    30,050,293             30,005,949
Less accumulated depreciation                                                  12,371,448             12,371,448
                                                                          ----------------      -----------------
                                                                               17,678,845             17,634,501
Cash and equivalents                                                              532,449                662,069
Other assets                                                                    2,663,611              2,521,519
                                                                          ----------------      -----------------
     Total assets                                                         $    20,874,905             20,818,089
                                                                          ================      =================

        Liabilities and Partners' Equity
--------------------------------------------------
Mortgage loans payable                                                         19,837,560             19,972,850
Accounts payable and accrued expenses                                             415,889                295,606
Other liabilities                                                                 219,999                220,975
Partners' equity                                                                  401,457                328,658
                                                                          ----------------      -----------------
     Total liabilities and partners' equity                               $    20,874,905             20,818,089
                                                                          ================      =================

                                          Condensed Consolidated Statements of Operations
                                          -----------------------------------------------

                                                            Three months ended June 30,        Six months ended June 30,
                                                         ----------------------------------- ------------------------------
                                                               2002              2001             2002           2001
                                                         ------------------  --------------- ---------------  -------------
Rental income                                            $       1,006,626        1,120,101       1,989,830      2,217,687
Other income                                                       220,422          234,563         419,785        439,326
                                                         ------------------  --------------- ---------------  -------------
     Total income                                                1,227,048        1,354,664       2,409,615      2,657,013
                                                         ------------------  --------------- ---------------  -------------
Property operating costs                                           530,722          536,267       1,058,678      1,080,287
Administrative expense - affiliates                                157,594          196,487         300,211        325,014
Other administrative expense                                        94,342           55,451         174,038         90,720
Interest                                                           402,461          413,709         803,889        819,963
                                                         ------------------  --------------- ---------------  -------------
     Total expenses                                              1,185,119        1,201,914       2,336,816      2,315,984
                                                         ------------------  --------------- ---------------  -------------
     Net income                                          $          41,929          152,750          72,799        341,029
                                                         ==================  =============== ===============  =============
Net income per limited partnership unit                  $            1.94             7.05            3.36          15.75
                                                         ==================  =============== ===============  =============
Weighted average limited partnership units                          21,003           21,003          21,003         21,003
                                                         ==================  =============== ===============  =============

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                                              Six months ended June 30,
                                                                                        -----------------------------------
                                                                                               2002               2001
                                                                                        -----------------------------------
Cash provided (used) by:
Operating activities:

     Net income                                                                         $         72,799           341,029
     Adjustments - other, principally changes in other assets and liabilities                    (22,785)          (71,173)
                                                                                        -----------------   ---------------
          Net cash provided by operating activities
                                                                                                  50,014           269,856
Investing activities - additions to property and equipment                                       (44,344)         (180,191)
Financing activities -  principal payments on mortgage loans                                    (135,290)         (125,388)
                                                                                        -----------------   ---------------
Net decrease in cash and equivalents                                                            (129,620)          (35,723)
Cash and equivalents at beginning of period                                                      662,069           962,300
                                                                                        -----------------   ---------------
Cash and equivalents at end of period                                                   $        532,449           926,577
                                                                                        =================   ===============


                   Notes to Consolidated Financial Statements

                     Six months ended June 30, 2002 and 2001

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

Property and Equipment
----------------------

At June 30, 2002, the Partnership owned and operated five commercial properties and an apartment complex (Camelot East). All of the properties are being actively marketed for sale and, therefore, are not being depreciated. Depreciation not recorded for the three and six months ended June 30, 2002 was approximately $265,000 and $530,000, respectively. Depreciation not recorded for the three and six months ended June 30, 2001 was approximately $260,000 and $520,000, respectively.

Subsequent Event
----------------

In its December 31, 2001 Form 10-K and its March 31, 2002 Form 10-Q, the Partnership reported the existence of a contingent $6,800,000 sales agreement covering its only residential property, Camelot East Apartments. On July 31, 2002, the sale was consummated with an unaffiliated entity, Westport Gardens LLC, for cash of $6,500,000, resulting in a gain of approximately $3,000,000. After satisfaction of the $4,680,000 mortgage loan on the property and payment of closing costs, net cash proceeds available amounted to approximately $1,200,000 (along with a $300,000 note receivable), before satisfaction of any remaining obligations related to the property. All relevant comparisons and disclosures are made in the July 31, 2002 Form 8-K filed on August 14, 2002.

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain sufficient cash to enable it to fund debt service and capital improvements, although during the six month period ended June 30, 2002, cash flow from operations was insufficient to cover debt principal payments. No distributions to partners have been made since 1998.

Results of Operations
---------------------

Net income from operations decreased approximately $268,000 during the first six months of 2002 as compared to 2001. The principal reason for the decrease in net income was lower occupancy and collectible rents at two of the commercial properties, leading to the decrease in rental income of approximately $228,000. The income at the other properties was comparable from 2001 to 2002. This combined with a decrease in other income, due mainly to a decrease in common area maintenance fees, was offset by a $21,000 decrease in property operating costs, a $25,000 decrease in administrative expenses to affiliates, and an $83,000 increase in other administrative expenses. The decrease in property operating costs was due mainly to a $21,000 decrease in utilities and a $32,000 decrease in payroll expense at Camelot East offset by a $10,000 increase in utilities and a $16,000 increase in payroll at Commercial Park West. The decrease in administrative expenses to affiliates was due mainly to a decrease in management fees as a result of the decrease in net income. The increase in other administrative expenses was due to an increase in professional fees.

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

Item 5. Other Information
        -----------------

The Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 is attached as an exhibit in this report.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

The Partnership reported the sale of the Camelot East Apartment property under item 2 of Form 8-K, filed on August 14, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V




    August 14, 2002                              /s/ Joseph M. Jayson
    ---------------                              ----------------------------
          Date                                   Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer

                                     Exhibit




REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.



         In connection with the Quarterly Report of Realmark Property Investors Limited Partnership - V (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph M. Jayson, Individual General Partner and Principal Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Partnership.




    August 14, 2002                              /s/ Joseph M. Jayson
    ---------------                              ----------------------------
          Date                                   Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer