Form 10-Q
period 2002-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2002-11-15
CIK 790067

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2002

Commission File Number: 0-16561


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                       16-1275925
         --------                                       ----------
(State of organization)                     (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York  14068
-----------------------------------------------------  -----
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
                                      Condensed Consolidated Balance Sheets
                                      -------------------------------------

                                                                           September 30,           December 31,
                                                                                2002                   2001
                                                                          -----------------      -----------------
                     Assets
--------------------------------------------------
Cost of property and equipment, all held for sale                         $     23,493,976             30,005,949
Less accumulated depreciation                                                    9,079,735             12,371,448
                                                                          -----------------      -----------------
                                                                                14,414,241             17,634,501
Cash and equivalents                                                             1,408,632                662,069
Other assets                                                                     2,832,058              2,521,519
                                                                          -----------------      -----------------
     Total assets                                                         $     18,654,931             20,818,089
                                                                          =================      =================

        Liabilities and Partners' Equity
--------------------------------------------------
Mortgage loans payable                                                          15,098,659             19,972,850
Accounts payable and accrued expenses                                              361,500                295,606
Other liabilities                                                                  144,589                220,975
Partners' equity                                                                 3,050,183                328,658
                                                                          -----------------      -----------------
     Total liabilities and partners' equity                               $     18,654,931             20,818,089
                                                                          =================      =================

                                 Condensed Consolidated Statements of Operations
                                 -----------------------------------------------

                                             Three months ended Sept 30,           Nine months ended Sept. 30,
                                        ------------------------------------  ------------------------------------
                                               2002               2001               2002               2001
                                        -----------------  -----------------  -----------------  -----------------
Rental income                           $        725,348          1,041,190          2,712,377          3,258,877
Other income                                     188,668            226,748            611,254            666,074
                                        -----------------  -----------------  -----------------  -----------------
     Total income                                914,016          1,267,938          3,323,631          3,924,951
                                        -----------------  -----------------  -----------------  -----------------
Property operating costs                         511,945            576,270          1,570,623          1,656,557
Administrative expense - affiliates              137,237            185,725            437,448            510,739
Other administrative expense                      27,341             56,254            201,379            146,975
Mortgage loan interest                           315,628            406,911          1,119,517          1,226,874
                                        -----------------  -----------------  -----------------  -----------------
     Total expenses                              992,151          1,225,160          3,328,967          3,541,145
                                        -----------------  -----------------  -----------------  -----------------
     Income (loss) before gain on                (78,135)            42,778             (5,336)           383,806
         sale of property
Gain on sale of property                       2,726,861                 --          2,726,861                 --
                                        -----------------  -----------------  -----------------  -----------------
     Net income                         $      2,648,726             42,778          2,721,525            383,806
                                        =================  =================  =================  =================
Net income per limited partnership
     unit                               $         122.33               1.98             125.69              17.73
                                        =================  =================  =================  =================
Weighted average limited
     partnership units                            21,003             21,003             21,003             21,003
                                        =================  =================  =================  =================

                                    Condensed Consolidated Statements of Cash Flows
                                    -----------------------------------------------

                                                                                    Nine months ended September 30,
                                                                                ----------------------------------------
                                                                                      2002                  2001
                                                                                ------------------    ------------------
Cash provided (used) by:
Operating activities:
     Net income                                                                 $       2,721,525               383,806
     Adjustments:
       Gain on sale of property                                                        (2,726,861)                   --
       Other, principally changes in other assets and liabilities                        (171,328)             (145,002)
                                                                                ------------------    ------------------
          Net cash provided (used) by operating activities                               (176,664)              238,804
                                                                                ------------------    ------------------
Investing activities:
     Additions to property and equipment                                                  (75,898)             (199,630)
     Net proceeds from sale of property                                                 5,873,316                    --
                                                                                ------------------    ------------------
          Net cash provided (used) by investing activities                              5,620,754              (199,630)
                                                                                ------------------    ------------------
Financing activities - principal payments on mortgage loans                            (4,874,191)             (187,626)
                                                                                ------------------    ------------------
Net increase (decrease) in cash and equivalents                                           746,563              (148,452)

Cash and equivalents at beginning of period                                               662,069               962,300
                                                                                ------------------    ------------------
Cash and equivalents at end of period                                           $       1,408,632               813,848
                                                                                ==================    ==================

                   Notes to Consolidated Financial Statements

                  Nine months ended September 30, 2002 and 2001

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

Property and Equipment
----------------------

At September 30, 2002, the Partnership owned and operated five commercial properties. All of the properties are being actively marketed for sale and, therefore, are not being depreciated. Depreciation not recorded on these properties for the three and nine months ended September 30, 2002 was approximately $226,000 and $755,000, respectively. Depreciation not recorded for the three and nine months ended September 30, 2001 was approximately $260,000 and $760,000, respectively.

In its March 31, 2002 and June 30, 2002 Form 10-Qs, the Partnership reported the existence of a contingent $6,800,000 sales agreement with an unaffiliated entity, covering Camelot East Apartments. On July 31, 2002, the sale was consummated for cash of $6,500,000 and a $300,000 four-year promissory note from the purchaser, resulting in a net gain of approximately $2,700,000.

On a pro forma basis, if the sale of Camelot East had occurred in December 31, 2001, that balance sheet would have shown a decrease in cash and equivalents from $662,000 to $315,000; the existence of a note receivable in the amount of $300,000; a decrease in property of $6,576,000, a decrease in mortgage loan payable of $4,713,000; and an increase in partnership capital of $577,000.

If the property had been sold on January 1, 2001, the pro forma results of operations for the year ended December 31, 2001 would have been net income of $534,000 ($24.66 per limited partnership unit) $135,000 more than the reported net income, resulting from decreases in revenue and expenses of $1,313,000 and $1,448,000, respectively. For the nine months ended September 30, 2002, the pro forma operating results would have been an operating profit of $62,000, resulting from decreases in revenue and expenses of $781,000 and $1,097,000, respectively. For the three months ended September 30, 2002, the pro forma operating results would have been a profit of $400, resulting from decreases in revenue and expenses of $90,000 and $418,000, respectively.

All of the foregoing pro forma operating data excludes the gain on the disposition of the property and simply reflects the elimination of Camelot East's operating accounts from the consolidated historical results.

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards Nos. 145, 146 and 147 which concern accounting for gains and losses from the extinguishments of debt, exit or disposal activities, and acquisitions of certain financial institutions will become effective for the Partnership in the first quarter of 2003. The Partnership is currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and results of operations.

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain sufficient cash to enable it to fund debt service and capital improvements. As a result of the sale of Camelot East, management anticipates making a distribution to the Limited Partners. No distributions to partners have been made since 1998.

Results of Operations
---------------------

The Partnership's operations, excluding the operating accounts of Camelot East, produced operating income of $400 and $62,000 for the three and nine months ended September 30, 2002, respectively. Comparable pro forma results for the same 2001 periods would be an operating loss of $71,000 and operating income of $473,000, respectively.

Net income at the commercial properties decreased $411,000. The principal reason for the decrease in net income was lower occupancy at two of the commercial properties, leading to the decrease in rental income of $368,000 and a decrease in other income of 23,000, due mainly to a decrease in CAM fees. Total expenses increased $20,000 as a result of a $37,000 increase in property operating costs, a $63,000 decrease in administrative expenses to affiliates, a $59,000 increase in other administrative expenses and a $13,000 decrease in interest expense. The increase in property operating costs was due mainly to a $37,000 increase in payroll expense. The decrease in administrative expenses to affiliates was due mainly to a decrease in management fees as a result of the decrease in net income. The increase in other administrative expenses was due to an increase in professional fees. Interest expense decreased due to the declining outstanding principal balance of mortgages for all properties.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

The Partnership's cash equivalents are short-term, interest bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

PART I - Item 4.  Controls and Procedures
                  -----------------------

Within the 90 days prior to the filing date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Joseph M. Jayson (the Partnership's Individual General Partner and Principal Financial Officer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership (including its consolidated subsidiaries) required to be included in the Partnership's periodic SEC filings. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2001. Subsequent to September 30, 2002, the court appointed a sales agent to work with the General Partners to continue to sell the Partnership's remaining properties.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

             99.1 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

             99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 10-K

             None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V




        November 14, 2002                  /s/ Joseph M. Jayson
        -----------------                  --------------------
              Date                         Joseph M. Jayson,
                                           Individual General Partner
                                           and Principal Financial Officer