Form 10-K
period 2002-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2003-03-31
CIK 790067

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                         Commission File Number 0-16561

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
               ---------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

Delaware                                                     16-1275925
--------                                                     ----------
(State of Formation)                           (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York 14068
-------------------------
(Address of Principal Executive Office)

Registrant's Telephone Number: (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (X)


                       DOCUMENTS INCORPORATED BY REFERENCE
        See Item 15 for a list of all documents incorporated by reference

                                     PART I
                                     ------
ITEM 1:  BUSINESS
-------  --------

         The Registrant, Realmark Property Investors Limited Partnership - V (the "Partnership"), is a Delaware limited partnership organized in 1986, pursuant to an Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), under the Revised Delaware Uniform Limited Partnership Act. The Partnership's General Partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M. Jayson (the "Individual General Partner").

         The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on July 14, 1986, and concluded the offering on October 31, 1987, having raised a total of $20,999,800 before deducting sales commissions and expenses of the offering.

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2002, the Partnership, either directly or through limited liability, wholly owned subsidiary companies, owned: a 65,000 square foot office/warehouse building in Nashville, Tennessee (The Paddock); an 115,000 square foot office complex in Durham, North Carolina (Commercial Park West); and an office/warehouse complex in Amherst, New York (Inducon East and Inducon East Phase III), totaling 196,500 square feet. All of these properties are currently being actively marketed for sale. On July 31, 2002, the Partnership sold Camelot East Apartments to an unaffiliated entity.

         It is anticipated that the Partnership will be entering into sales contracts in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sales will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2002, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2002 were employees of the Corporate General Partner or its affiliates.

         The occupancy for each complex as of December 31 was as follows:
                                         2002            2001            2000
                                         ----            ----            ----
Camelot East Apartments                   --              94%              92%
The Paddock Building                      57%             67%              49%
Commercial Park West                      68%             84%             100%
Inducon East                              65%             78%              84%
Inducon East Phase III                    96%             91%             100%

         The percent of total Partnership revenue generated by each complex for the last three years was as follows:
                                         2002            2001            2000
                                         ----            ----            ----
Camelot East Apartments                   19%             25%              25%
The Paddock Building                       7%              6%               7%
Commercial Park West                      35%             33%              32%
Inducon East                              28%             28%              28%
Inducon East Phase III                    11%              8%               8%

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

ITEM 2:  PROPERTIES
-------  ----------

         The following is a list of properties owned by the Partnership at December 31, 2002:

  Property Name
  and Location                      General Character of Property                                Purchase Date
  ------------                      -----------------------------                                -------------
The Paddock Building                Office/warehouse building; 65,334 square                     May 1987
  Nashville, TN                     feet, securing a 7.7% mortgage with a balance
                                    at December 31, 2002 of $1,597,442, maturing
                                    in 2009.

Commercial Park West                Office complex of 3 buildings totaling                       June 1991
  Durham, NC                        115,021 square feet, securing an 8.07% mortgage
                                    with a balance at December 31, 2002 of
                                    $5,849,460, maturing in 2029.

Inducon East                        Office/warehouse complex; 6 buildings on                     Partially acquired
  Amherst, NY                       15 acres; approximately 150,000 sq. ft of                    April 1987 as a
                                    rentable space, securing a 7.74% mortgage                    Joint Venturer;
                                    with a balance at December 31, 2002                          fully acquired
                                    of $5,832,772, maturing 2009.                                November 1997

Inducon East Phase III              Two office/warehouse buildings totaling                      Partially acquired
   Amherst, NY                      46,500 sq. ft., securing a 7.74% mortgage                    September 1992 as
                                    with a balance at December 31, 2002 of                       a Joint Venturer;
                                    $1,762,522, maturing in 2009.                                fully acquired
                                                                                                 November 1997

ITEM 3:  LEGAL PROCEEDINGS
-------  -----------------

         As previously reported, the Partnership, as a nominal defendant, the general partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

         On August 29, 2001, the parties entered into a Stipulation of Settlement (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29, 2001, the Court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The general partners will continue to have primary authority to dispose of the Partnerships' properties. If either (i) the general partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the general partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. On October 4, 2002, the Court appointed a sales agent to work with the general partners to continue to sell the Partnership's remaining properties.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         None.
                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2002, there were 2,019 record holders of units of limited partnership interest.

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

ITEM 6:  SELECTED FINANCIAL DATA
-------  -----------------------

                                                        At or for the years ended December 31,
                                   ----------------------------------------------------------------------------
                                         2002            2001            2000            1999            1998
                                   ----------------------------------------------------------------------------
Balance sheet data
Net rental property                $ 14,428,327      17,634,501      17,398,050      18,012,850      18,816,863

Total assets                         17,633,554      20,818,089      20,757,064      21,184,642      21,760,675

Mortgage loans payable               15,042,196      19,972,850      20,223,880      20,458,106      20,035,113

Partners' equity (deficit)            2,167,003         328,658         (70,996)        168,131         757,469
                                   ============================================================================
Operating data

Rental income                         3,301,388       4,242,309       4,505,231       4,443,569       4,074,844

Other income                            822,235         972,325         881,638         686,368         676,589
                                   ----------------------------------------------------------------------------

Total revenue                         4,123,623       5,214,634       5,386,869       5,129,937       4,751,433
                                   ----------------------------------------------------------------------------
Property operating costs              1,866,451       2,204,230       2,108,079       2,095,210       1,753,725

Depreciation                                 --              --       1,045,409       1,167,970       1,212,114

Interest expense                      1,431,869       1,643,099       1,663,018       1,742,422       2,222,855

Administrative expenses                 863,779         967,651         809,490         713,673         820,582
                                   ----------------------------------------------------------------------------

Total expenses                        4,162,099       4,814,980       5,625,996       5,719,275       6,009,276
                                   ----------------------------------------------------------------------------
Income (loss) before gain on
sale of property                        (38,476)        399,654        (239,127)       (589,338)     (1,257,843)

Gain on sale of property              2,726,821              --              --              --              --
                                   ----------------------------------------------------------------------------
Net income (loss)                  $  2,688,345         399,654        (239,127)       (589,338)     (1,257,843)
                                   ============================================================================
Cash flow data
Net cash provided (used) by:

Operating activities                   (387,969)        230,276         579,465         828,330        (577,144)

Investing activities                  5,780,401        (279,477)       (387,583)       (299,721)       (388,559)

Financing activities                 (5,780,654)       (251,030)       (234,226)        287,148      (2,706,458)
                                   ----------------------------------------------------------------------------
Net increase (decrease) in cash
and equivalents                    $   (388,222)       (300,231)        (42,344)        815,757      (3,672,161)
                                   ============================================================================
Per limited partnership unit:
Net income (loss)                  $     116.44           18.46          (11.04)         (27.22)         (58.09)

Distributions                             40.47              --              --              --          165.36
                                   ============================================================================

                                        5

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS.
        --------------

Liquidity and Capital Resources:
--------------------------------

         Effective January 1, 2001, the Partnership's five commercial properties and an apartment complex (Camelot East), have actively been marketed for sale. On July 31, 2002, the sale was consummated for cash of $6,500,000 and a $300,000 four-year promissory note from the purchaser, resulting in a net gain of $2,726,821. These proceeds enabled the Partnership to make a distribution to the limited partners in December 2002 in the amount of $850,000. Although cash flow, net of the $850,000 distribution, decreased approximately $388,000 during the year ended December 31, 2002, the Partnership continues to maintain a cash position adequate to fund capital improvements and to make scheduled debt payments. The Partnership made no distributions to partners in 2001 or 2000. In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining properties, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

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

Results of Operations:
----------------------

         The results of operations of the Partnership, excluding Camelot East (the "Sold Asset"), for the year ended December 31, 2002 produced a net loss of $47,633. Excluding the Sold Asset, the results of operations were net income of $534,393 in 2001 and net income, excluding depreciation, of $950,821 in 2000.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a results, has not had a significant effect on the operations of the Partnership or its properties.

2002 as compared to 2001
------------------------

         Rental income excluding the Sold Asset, decreased 15% for the year ended December 31, 2002 as compared to 2001, primarily due to increased vacancies at both Inducon East and Commercial Park West. The properties experienced a decrease in rental income of approximately $307,000 and $134,000 respectively. A tenant of Inducon East who had occupied 14% of the building moved out in January 2002. Occupancy at Commercial Park West declined by 16% during 2002.

         Other income, excluding the Sold Asset, which consists primarily of common area maintenance charges, decreased by approximately $112,000. Total expenses, excluding the Sold Asset and depreciation, increased approximately $12,000 for the year ended December 31, 2002. Property operations, excluding the Sold Asset, increased approximately $90,000 due primarily to an increase in gas and electric expense of approximately $19,000 at Commercial Park West and an increase in maintenance and repair work at the various properties in the

Partnership. An increase in insurance costs for the Partnership was offset by a decrease of $24,000 in real estate taxes at the Inducon East due to a decrease in its tax assessment. Administrative expense to affiliates, excluding the Sold Asset, decreased approximately 17% due to decreased management fees paid as a result of the decrease in net income. Interest expense, excluding the Sold Asset, remained consistent from 2002 to 2001 with a decrease of approximately $26,000 due to a larger portion of each mortgage payment being applied towards principal due to amortization of the mortgages.

2001 as compared to 2000
------------------------

         Rental income decreased 6% for the year ended December 31, 2001 as compared to 2000. Rental income decreased due to increased vacancies at both Commercial Park West and Inducon East, with the largest decrease of approximately $93,000 occurring at Commercial Park West, where occupancy decreased from 100% at December 31, 2000 to 84% at December 31, 2001. This decrease was caused by a tenant who had occupied 15% of the buildings moving out in August of 2001. Other income, which consists primarily of common area maintenance charges, increased by 10% in 2001 due to an increase in the common area maintenance charges, security deposit forfeitures and cleaning/damage fees of approximately $117,000, $15,000 and $14,000, respectively, offset by a decrease in early lease termination fees of $58,000.

         Total expenses, excluding depreciation, increased approximately 5% for the year ended December 31, 2001. Property operations increased approximately $96,000 due primarily to an increase in gas and electric expense of approximately $58,000 at Camelot East, an increase in maintenance and repair work of approximately $23,000 at The Paddock, an increase in real estate taxes for The Paddock of approximately $12,000 due to an increase in its tax assessment, and an increase in snow removal costs of approximately $13,000 at Inducon East and Inducon East Phase III. Other administrative expense decreased approximately 22% due to decreased legal fees and a decrease in management fees paid to an unaffiliated management agent as Commercial Park West was managed by an affiliated party during 2001. Administrative expense to affiliated parties increased 51% because of an allocation revision and Commercial Park West's management fee now being paid to the affiliated party. Interest expense remained consistent from 2001 to 2000 with a decrease of approximately $20,000 due to a larger portion of each mortgage payment being applied towards principal due to amortization of the mortgages.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         Listed under Item 15 of this report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2002, are listed below. Each director is subject to election on an annual basis.

                           Title of All Positions Held with
Name                       the Corporate General Partner            Year First Elected to Position
----                       -----------------------------            ------------------------------
Joseph M. Jayson           Chairman of the Board, President                     1979
                             and Treasurer

Judith P. Jayson           Vice President and Director                          1979

         Joseph M. Jayson and Judith P. Jayson are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 64, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 40 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 40 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 21 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 62, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 31 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2002. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 1,642.3 units of limited partnership interest amounting to approximately 7.8% of the Partnership interest at December 31, 2002. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2002, owned 17 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

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

ITEM 14: CONTROLS AND PROCEDURES
-------- -----------------------

         Within the 90 days prior to the filing date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Joseph M. Jayson (the Partnership's Individual General Partner and Principal Financial Officer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
-------- ------------------------------------------------------------------

(a)      Consolidated Financial Statements                                              Page
         ---------------------------------                                              ----
         Independent Auditor's Report                                                   F-1
         Consolidated Balance Sheets as of December 31, 2002 and 2001                   F-2
         Consolidated Statements of Operations for the years ended
                  December 31, 2002, 2001 and 2000                                      F-3
         Consolidated Statements of Partners' Equity for the years
                  ended December 31, 2002, 2001 and 2000                                F-4
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 2002, 2001 and 2000                                      F-5
         Notes to Consolidated Financial Statements                                     F-6

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------
         (i)      Schedule III - Real Estate and Accumulated Depreciation               F-15

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K
         -------------------

         None

(c)      Exhibits
         --------

         2. Plan of acquisition, reorganization, arrangement, liquidation, or succession

            (a) Stipulation of Settlement Agreement dated August 29, 2001 is incorporated herein by reference.

            (b) Order and Final Judgment Approving Settlement and Awarding Fees
                and Expenses dated November 29, 2001 is incorporated herein by reference.

         4. Instruments defining the rights of security holder, including indentures

            (a) First Amended and Restated Agreement and Certificate of Limited
                Partnership filed with the Registration Statement of the Registrant Form S-11, filed February 28, 1986, and subsequently amended, is incorporated herein by reference.

         10. Material Contracts

            (a) Property Management Agreement with Realmark Corporation included with the Registration Statement, Form S-11, of the Registrant as filed and amended to date, is incorporated herein by reference.

            (b) Property sales agreement with an unrelated third-party included with the Partnership's report on Form 8-K on August 14, 2002 is incorporated herein by reference.

         99. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - V


By:      /s/ Joseph M. Jayson                                     March 31, 2003
         ------------------------------------------               --------------
         JOSEPH M. JAYSON,                                             Date
         Individual General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                     March 31, 2003
         ------------------------------------------               --------------
         JOSEPH M. JAYSON,                                             Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                     March 31, 2003
         ------------------------------------------               --------------
         JUDITH P. JAYSON,                                             Date
         Vice President and Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph M Jayson, Individual General Partner and Principal Financial Officer of Realmark Property Investors Limited Partnership - V, hereby certify that:

      1. I have reviewed this annual report on Form 10-K of Realmark Property Investors Limited Partnership - V;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and I have:

         a. Designed such disclosure controls and procedures to ensure the material information relating to the Partnership, including its consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

         b. Evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

      5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

      6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                                   /s/ Joseph M. Jayson
--------------                                   --------------------
     Date                                        Joseph M. Jayson
                                                 Individual General Partner and
                                                 Principal Financial Officer

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Partners
Realmark Property Investors Limited
    Partnership - V:


We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - V and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - V and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 9 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.






                                                     TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 25, 2003

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001

                           Assets                                                      2002           2001
                           ------                                                      ----           ----
Property and equipment, at cost, all held for sale:
     Land and improvements                                                        $  2,478,003       2,775,253
     Buildings and improvements                                                     21,014,696      26,698,923
     Furniture and equipment                                                            15,362         531,773
                                                                                  ------------    ------------

                                                                                    23,508,061      30,005,949
     Less accumulated depreciation                                                   9,079,734      12,371,448
                                                                                  ------------    ------------

                           Net property and equipment                               14,428,327      17,634,501

Cash and equivalents                                                                   273,847         662,069
Accounts receivable, less allowance for doubtful accounts
     of $104,936 in 2002 and $78,566 in 2001                                           107,915          26,627
Receivables from affiliated parties                                                     33,177              --
Note receivable                                                                        300,000              --
Escrow deposits                                                                      1,504,548       1,209,767
Deferred mortgage costs, less accumulated amortization
     of $200,108 in 2002 and $204,575 in 2001                                          370,445         677,690
Investment in land                                                                     417,473         417,473
Other assets                                                                           197,822         189,962
                                                                                  ------------    ------------

                           Total assets                                           $ 17,633,554      20,818,089
                                                                                  ============    ============

         Liabilities and Partners' Equity
         --------------------------------
Liabilities:
     Mortgage loans payable                                                         15,042,196      19,972,850
     Accounts payable and accrued expenses                                             143,772         167,957
     Payable to affiliated parties                                                          --           6,737
     Accrued interest payable                                                           89,639         120,912
     Security deposits and prepaid rents                                               190,944         220,975
                                                                                  ------------    ------------

                           Total liabilities                                        15,466,551      20,489,431
                                                                                  ------------    ------------

Partners' equity (deficit):
     General partners                                                                 (159,244)       (402,077)
     Limited partners                                                                2,326,247         730,735
                                                                                  ------------    ------------

                           Total partners' equity                                    2,167,003         328,658
                                                                                  ------------    ------------

                           Total liabilities and partners' equity                 $ 17,633,554      20,818,089
                                                                                  ============    ============




See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 2002, 2001 and 2000

                                                                     2002            2001         2000
                                                                     ----            ----         ----
Income:
     Rental                                                       $ 3,301,388      4,242,309     4,505,231
     Interest and other                                               822,235        972,325       881,638
                                                                  -----------    -----------   -----------

                           Total income                             4,123,623      5,214,634     5,386,869
                                                                  -----------    -----------   -----------
Expenses:
     Property operations                                            1,866,451      2,204,230     2,108,079
     Interest                                                       1,431,869      1,643,099     1,663,018
     Depreciation                                                          --             --     1,045,409
     Administrative:
         Affiliated parties                                           565,354        696,851       462,594
         Other                                                        298,425        270,800       346,896
                                                                  -----------    -----------   -----------

                           Total expenses                           4,162,099      4,814,980     5,625,996
                                                                  -----------    -----------   -----------

Income (loss) before gain on sale of property                         (38,476)       399,654      (239,127)

Gain on sale of property                                            2,726,821             --            --
                                                                  -----------    -----------   -----------


                           Net income (loss)                      $ 2,688,345        399,654      (239,127)
                                                                  ===========    ===========   ===========

Net income (loss) per limited partnership unit                    $    116.44          18.46        (11.04)
                                                                  ===========    ===========   ===========

Distributions per limited partnership unit                        $     40.47             --            --
                                                                  ===========    ===========   ===========

Weighted average number of limited partnership
     units outstanding                                               21,002.8       21,002.8      21,002.8
                                                                  ===========    ===========   ===========




See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
                   Consolidated Statements of Partners' Equity
                  Years Ended December 31, 2002, 2001 and 2000

                                                                        General         Limited Partners
                                                                        Partners       Units       Amount
                                                                        --------       -----       ------
Balances at December 31, 1999                                          $ (406,893)     21,002.8      575,024

Net loss                                                                   (7,174)           --     (231,953)
                                                                       ----------    ----------   ----------

Balances at December 31, 2000                                            (414,067)     21,002.8      343,071

Net income                                                                 11,990            --      387,664
                                                                       ----------    ----------   ----------

Balances at December 31, 2001                                            (402,077)     21,002.8      730,735

Net income                                                                242,833            --    2,445,512

Distributions to partners                                                      --            --     (850,000)
                                                                       ----------    ----------   ----------

Balances at December 31, 2002                                          $ (159,244)     21,002.8    2,326,247
                                                                       ==========    ==========   ==========











See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2002, 2001 and 2000

                                                                           2002            2001            2000
                                                                           ----            ----            ----
Cash flows from operating activities:
     Net income (loss)                                                  $ 2,688,345        399,654       (239,127)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
              Depreciation and amortization                                  97,104        119,011      1,167,787
              Gain on sale of property                                   (2,726,821)            --             --
              Changes in:
                  Accounts receivable                                       (81,288)        25,766        (44,511)
                  Receivables from affiliated parties                       (33,177)        26,366        (26,366)
                  Escrow deposits                                          (294,781)      (252,208)      (243,982)
                  Other assets                                              (46,320)       (43,740)       (37,085)
                  Accounts payable and accrued expenses                       6,771        (36,983)        50,894
                  Payable to affiliated parties                              (6,737)         6,737       (107,861)
                  Accrued interest payable                                  (31,273)        (2,055)        11,167
                  Security deposits and prepaid rents                        40,208        (12,272)        48,549
                                                                        -----------    -----------    -----------

                           Net cash provided by (used in)
                               operating activities                        (387,969)       230,276        579,465
                                                                        -----------    -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of property                                       5,867,316             --             --
     Additions to property and equipment                                    (86,915)      (279,477)      (387,583)
                                                                        -----------    -----------    -----------

                           Net cash provided by (used in)
                               investing activities                       5,780,401       (279,477)      (387,583)
                                                                        -----------    -----------    -----------

Cash flows from financing activities:
     Principal payments on mortgage loans                                (4,930,654)      (251,030)      (234,226)
     Distributions to partners                                             (850,000)            --             --
                                                                        -----------    -----------    -----------

                           Net cash used in financing
                               activities                                (5,780,654)      (251,030)      (234,226)
                                                                        -----------    -----------    -----------

Net decrease in cash and equivalents                                       (388,222)      (300,231)       (42,344)

Cash and equivalents at beginning of year                                   662,069        962,300      1,004,644
                                                                        -----------    -----------    -----------

Cash and equivalents at end of year                                     $   273,847        662,069        962,300
                                                                        ===========    ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                             $ 1,403,593      1,570,892      1,592,044
                                                                        ===========    ===========    ===========

     Property and equipment financed by
         accounts payable                                               $     3,067             --         43,026
                                                                        ===========    ===========    ===========

     Note receivable issued for sale of property                        $   300,000             --             --
                                                                        ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000

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

     Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (note 7).

(2)  Summary of Significant Accounting Policies
-----------------------------------------------

     (a) Basis of Accounting and Consolidation
     -----------------------------------------

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Partnership and its two subsidiaries that are wholly-owned:

              (1) Realmark Camelot, LLC that owns Camelot East Apartments, a 205 unit apartment complex located in Louisville, Kentucky, acquired in 1988 for $6,328,363 and sold in 2002.

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

         The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2002, no impairment in value has been recognized.

         The Partnerships' policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. All the properties were held for sale in 2002 and 2001.

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

    (g) Per Unit Data
     -----------------

         Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

     (h) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2002.

     (i) Income Allocation and Distributable Cash Flow
     -------------------------------------------------

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

         The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 9), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partners capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners.

     (j) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2002, net assets for financial reporting purposes were $1,473,544 less than the tax bases of the net assets.

     (k) Segment Information
     -----------------------

         The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (l) Recent Pronouncements
     -------------------------

         In June 2001, the Financial Accounting Standards Board (FASB) issued
              Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB
              Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates extraordinary accounting treatment for reporting a gain or loss on debt extinguishments and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, and describe applicability under changed conditions. Debt extinguishments reported as extraordinary items prior to scheduled adoption of SFAS No. 145 would be reclassified in most cases following adoption. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
              Associated with Exit or Disposal Activities." SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is effective for fiscal years beginning after December 31, 2002.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for
              Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

         The Partnership does not believe that these pronouncements will have a material impact on its financial position, cash flows, or results of operations.

(3)  Investments in Real Estate
-------------------------------

     On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(3)  Investments in Real Estate, Continued
------------------------------------------

         supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes the accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those assets to be measured at the lower of depreciated cost or fair value less selling costs, whether reported in continuing operations or in discontinued operations. This standard does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121. The adoption of this standard did not have a material effect on the Partnership's consolidated financial position or results of operations for the year ended December 31, 2002.

     On July 31, 2002, the Partnership sold Camelot East Apartments to an unaffiliated entity for cash of $6,200,000 and a $300,000 note from the purchaser (note 4), and recognized a related gain on the sale amounting to $2,726,821.

     All of the properties were classified as property held for sale prior to the adoption of SFAS No. 144 and continue to be actively marketed for sale. Accordingly their results of operations have been recorded in continuing operations.

     The carrying value of the assets as of December 31, 2002, and the properties net income or loss and depreciation expense not recorded for the year ended December 31, 2002 is as follows:

                                                                   Depreciation
                                                                      expense
                                  Carrying value      Net income        not
                  Property           of assets           (loss)       recorded
                  --------           ---------           ------       --------
         The Paddock Building     $  1,723,130          (19,667)       140,000
         Commercial Park West        4,895,500          367,746        256,000
         Inducon East                5,543,281            7,371        360,000
         Inducon East Phase III      2,266,415           70,423         72,000
                                  ============         ========       ========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(4) Note Receivable
-------------------

     In connection with the sale of Camelot East Apartments on July 31, 2002, the Partnership received a note from the purchaser amounting to $300,000. The note bears interest at the rate of 6% annually through May 11, 2006, when all principal and accrued interest shall be due and payable.

(5)  Mortgage Loans Payable
---------------------------

     Mortgage loans payable are as follows:

                                                       Total            Balance
                             Interest                 monthly         December 31,
     Property collateral       rate     Maturity      payment       2002         2001
     -------------------       ----     --------      -------       ----         ----
     The Paddock Building     7.70%       2009       $ 12,785    $ 1,597,442   1,626,625
     Camelot East Apartments  7.40%         --         33,927             --   4,712,509
     Commercial Park West     8.07%       2029         44,319      5,849,460   5,900,420
     Inducon East             7.74%       2009         46,827      5,832,772   5,938,750
     Inducon East Phase III   7.74%       2009         14,150      1,762,522   1,794,546
                                                     ========    -----------  ----------
                                                                 $15,042,196  19,972,850
                                                                 ===========  ==========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5)  Mortgage Loans Payable, Continued
--------------------------------------

     The aggregate maturities of the mortgages for each of the five years following 2002 and thereafter, assuming principal payments are not accelerated, are as follows:

                           2003                                  $    233,151
                           2004                                       254,821
                           2005                                       275,530
                           2006                                       297,922
                           2007                                       322,136
                           Thereafter                              13,658,636
                                                                 ------------

                                                                 $ 15,042,196
                                                                 ============
(6)  Investment in Land
-----------------------

     The Partnership owns approximately 96 acres of vacant land in Amherst, New
         York carried at its cost of $417,473, which approximates its fair value.

(7)  Related Party Transactions
-------------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                         2002             2001              2000
                                                                         ----             ----              ----
         Property management fees based on a percent-
              age (generally 3-6%) of rental income                   $  227,942          343,512           231,737

         Reimbursement for costs of services to the
              Partnership that include investor relations,
              marketing of properties, professional fees,
              communications, supplies, accounting,
              printing, postage and other items                          337,412          353,339           230,857
                                                                      ----------          -------           -------

                                                                      $  565,354          696,851           462,594
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

     Loan placement fees are paid or accrued to an affiliate of the general partners. The fee is calculated at 1% of the mortgage loan amounts. No such fees were paid during the years ended December 31, 2002, 2001, and 2000.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7)  Related Party Transactions, Continued
------------------------------------------

     Property Disposition Fees
     -------------------------

     According to the terms of the partnership agreement, the general partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties, or 2.75% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their capital contributions. Since these conditions described above have not been met, no disposition fees have been paid or accrued on properties sold in prior years.

     Distributions
     -------------

     J. M. Jayson and Company, Inc. is an affiliated company in which the Individual General Partner is the Chairman, Director, and sole stockholder. J. M. Jayson and Company, Inc. owned 1,642.3 units of limited partnership interest and received its proportionate share of distributable proceeds amounting to $66,465 in December 2002 from the sale of Camelot East Apartments.

(8)  Leases
-----------

     In connection with its commercial properties, the Partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years, under noncancelable operating leases are as follows:


                           2003                                $ 1,650,480
                           2004                                  1,037,675
                           2005                                    837,937
                           2006                                    382,302
                           2007                                    162,866
                                                               ===========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(9)  Settlement of Lawsuit
--------------------------

     As previously reported, the Partnership, as a nominal defendant, the general partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

     On August 29, 2001, the parties entered into a Stipulation of Settlement
         (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29, 2001, the Court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The general partners will continue to have primary authority to dispose of the Partnerships' properties. If either (i) the general partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the general partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. On October 4, 2002, the Court appointed a sales agent to work with the general partners to continue to sell the Partnerships' remaining properties.

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

                                                                                                                   Schedule III
                                                                                                                   ------------
               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
                    Real Estate and Accumulated Depreciation
                                December 31, 2002





                                           Initial Cost to                            Gross amounts at which
                                             Partnership                            Carried at Close of period
                                      --------------------------       Cost         --------------------------
                                                     Buildings     capitalized                 Buildings
 Property                               Land and        and       subsequent to   Land and        and               Accumulated
Description            Encumbrances   improvements  improvements   acquisition  improvements  improvements  Total   depreciation
-----------            ------------   ------------  ------------   -----------  ------------  ------------  -----   ------------
The Paddock Building
    Nashville, TN       $ 1,597,442      261,000      2,902,324      375,395       276,302    3,262,417   3,538,719   1,815,589

Commercial Park West
    Durham, NC            5,849,460      800,000      5,191,538    1,673,623     1,104,843    6,560,318   7,665,161   2,769,662

Inducon East
    Amherst, NY           5,832,772      177,709             --    9,415,439       955,458    8,637,690   9,593,148   4,059,084

Inducon East Phase III
    Amherst, NY           1,762,522      141,400             --    2,554,271       141,400    2,554,271   2,695,671     433,864
                        -----------    ---------      ---------   ----------     ---------   ----------  ----------   ---------

              Total     $15,042,196    1,380,109      8,093,862   14,018,728     2,478,003   21,014,696  23,492,699   9,078,199
                        ===========    =========      =========   ==========     =========   ==========  ==========   =========

(RESTUBBED TABLE)

                                                       Life
                                                     on which
                                                   depreciation
                                                     in latest
                               Date                 statement of
                                of         Date     operations
                           construction  acquired   is computed
                           ------------  --------   -----------
The Paddock Building
    Nashville, TN              1987         5/87        -- *

Commercial Park West
    Durham, NC                 1991         6/91        -- *

Inducon East
    Amherst, NY                1987         4/87        -- *

Inducon East Phase III
    Amherst, NY                1992         9/92        -- *
                               ====         ====       =====


*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period, January 1, 2002 through December 31, 2002.

                                                                                                  Schedule III, Cont.
                                                                                                  -------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
                    Real Estate and Accumulated Depreciation
                        December 31, 2002, 2001 and 2000

(1) Cost for Federal income tax purposes is $23,492,699.

(2) A reconciliation of the carrying amount of land and buildings for the years ended December 31, 2002, 2001 and 2000 follows:

                                                                     2002             2001              2000
                                                                     ----             ----              ----
         Balance at beginning of year                           $  29,474,176       29,237,725        28,822,478
         Additions                                                     77,889          236,451           415,247
         Dispositions (5)                                          (6,059,366)              --                --
                                                                -------------      -----------       -----------

         Balance at end of year                                 $  23,492,699       29,474,176        29,237,725
                                                                =============      ===========       ===========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                     2002             2001              2000
                                                                     ----             ----              ----
         Balance at beginning of year                           $  11,855,718       11,855,718        10,812,627
         Depreciation expense                                              --               --         1,043,091
         Dispositions (5)                                          (2,777,519)              --                --
                                                                -------------      -----------       -----------

         Balance at end of year (4)                             $   9,078,199       11,855,718        11,855,718
                                                                =============      ===========       ===========

(4) Balance applies entirely to buildings and improvements.
(5) Sale of Camelot East Apartments in 2002.