Form 10-Q
period 2003-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2003-05-15
CIK 790067

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2003

Commission File Number: 0-16561


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                            16-1275925
----------------------                        --------------------------------
(State of organization)                       (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York  14068
------------------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                                                             (Unaudited)
                                                                              March 31,            December 31,
                                                                                2003                   2002
                                                                           ---------------       ----------------
                      Assets
---------------------------------------------------
Property and equipment, all held for sale                                  $    23,527,148             23,508,061
Less accumulated depreciation                                                    9,079,734              9,079,734
                                                                           ---------------       ----------------
                                                                                14,447,414             14,428,327
Cash and equivalents                                                               228,951                273,847
Other assets                                                                     2,764,938              2,931,380
                                                                           ---------------       ----------------
     Total assets                                                          $    17,441,303             17,633,554
                                                                           ===============       ================

         Liabilities and Partners' Equity
---------------------------------------------------
Mortgage loans payable                                                          14,983,332             15,042,196
Accounts payable and accrued expenses                                              279,788                233,411
Other liabilities                                                                  172,551                190,944
Partners' equity                                                                 2,005,632              2,167,003
                                                                           ---------------       ----------------
     Total liabilities and partners' equity                                $    17,441,303             17,633,554
                                                                           ===============       ================

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                   (Unaudited)
                                                                                Three months ended March 31,
                                                                           --------------------------------------
                                                                                2003                   2002
                                                                           ---------------       ----------------
Rental income                                                              $       433,276                983,204
Other income                                                                       208,058                199,363
                                                                           ---------------       ----------------
     Total income                                                                  641,334              1,182,567
                                                                           ---------------       ----------------
Property operating costs                                                           309,869                527,956
Administrative expense - affiliates                                                118,128                142,617
Other administrative expense                                                        66,943                 79,696
Mortgage loan interest                                                             307,765                401,428
                                                                           ---------------       ----------------
     Total expenses                                                                802,705              1,151,697
                                                                           ---------------       ----------------
     Net income (loss)                                                     $      (161,371)                30,870
                                                                           ===============       ================
Net income (loss) per limited partnership unit                             $         (7.45)                  1.43
                                                                           ===============       ================
Weighted average limited partnership units outstanding                              21,003                 21,003
                                                                           ===============       ================

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------
                                   (Unaudited)
                                                                               Three months ended March 31,
                                                                           -------------------------------------
                                                                                 2003                  2002
                                                                           ---------------       ---------------
Cash provided (used) by:
Operating activities:
     Net income (loss)                                                     $      (161,371)               30,870
     Adjustments - other, principally changes
       in other assets and liabilities                                             194,426               (41,012)
                                                                           ---------------       ---------------
          Net cash provided by (used in) operating activities                       33,055               (10,142)

Investing activities - additions to property and equipment                         (19,087)                   --
Financing activities - principal payments on mortgage loans                        (58,864)              (69,230)
                                                                           ---------------       ---------------
Net decrease in cash and equivalents                                               (44,896)              (79,372)
Cash and equivalents at beginning of period                                        273,847               662,069
                                                                           ---------------       ---------------
Cash and equivalents at end of period                                      $       228,951               582,697
                                                                           ===============       ===============

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2003 and 2002
                                   (Unaudited)

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

Basis of Presentation
---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Partnership's significant accounting policies are set forth in its December 31, 2002 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2003, the Partnership owned and operated five commercial properties. All of the properties are being actively marketed for sale and, therefore, are not being depreciated. Depreciation not recorded for the three months ended March 31, 2003 and 2002 was approximately $210,000 and $265,000, respectively.

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards Nos. 145, 146, 147, and 148 which concern accounting for gains and losses from the extinguishments of debt, exit or disposal activities, acquisitions of certain financial institutions, and accounting for stock-based compensation, respectively, became effective for the Partnership on January 1, 2003 and did not have any effect on the Partnership's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of variable Interest Entities." The Partnership does not believe that this Interpretation will have a material impact on its consolidated financial statements.


PART I - Item 2. Management's Discussion and Analysis of Financial Condition
----------------------------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership began to have difficulties in the first quarter of 2003 generating sufficient funds to cover its cash obligations. Cash decreased approximately $45,000 during the first three months of 2003. As a result of the sale of Camelot East Apartments (Camelot) on July 31, 2002, a distribution of $850,000 was made to the limited partners in December 2002. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining properties, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

Net income for the first quarter of 2003, excluding an apartment complex (Camelot) which was sold on July 31, 2002, decreased approximately $198,000 from the comparable period in 2002. The principal reason for the decrease in net income, excluding Camelot, was lower occupancy at three of the commercial properties, leading to the decrease in rental income of $209,000. Other income increased approximately 17,000, due mainly to an increase in common area maintenance fees. Total expenses, excluding Camelot, increased $6,000 as a result of a $17,000 increase in property operating costs, a $7,000 decrease in administrative expenses to affiliates and a $4,000 decrease in interest expense. The increase in property operating costs was due mainly to increased payroll expenses. The decrease in administrative expenses to affiliates was due mainly to a decrease in management fees as a result of the decrease in income. Interest expense decreased due to the declining outstanding principal balance of mortgages for all properties.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------------

The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with the general movement of interest rates. The mortgage loans on the Partnership's properties are fixed rate and therefore, are not subject to market risk.

PART I - Item 4. Controls and Procedures
----------------------------------------

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

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2002.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

        (a) Exhibits

            99. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K

            None.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V



        May 15, 2003                            /s/ Joseph M. Jayson
        ------------                            ------------------------------
            Date                                Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph M. Jayson, Individual General Partner and Principal Financial Officer of Realmark Property Investors Limited Partnership - V, hereby certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 of Realmark Property Investors Limited Partnership - V;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and I have:

            a. Designed such disclosure controls and procedures to ensure the material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

            b. Evaluated the effectiveness of the Partnership disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              May 15, 2003                      /s/ Joseph M. Jayson
              ------------                      ------------------------------
                  Date                          Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer
                                       6