Form 10-Q
period 2003-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2003-08-14
CIK 790067

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2003
                                                 -------------

                        Commission File Number: 0-16561
                                                -------

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


          2350 North Forest Road, Suite 12A, Getzville, New York 14068
          ------------------------------------------------------------
                    (Address of principal executive offices)

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

                                      Condensed Consolidated Balance Sheets
                                      -------------------------------------
                                                                            (Unaudited)
                                                                             June 30,              December 31,
                                                                               2003                    2002
                                                                          ----------------       -----------------
                     Assets
--------------------------------------------------
Property and equipment, all held for sale                                 $    23,540,847              23,508,061
Less accumulated depreciation                                                   9,079,734               9,079,734
                                                                          ----------------       -----------------
                                                                               14,461,113              14,428,327
Cash and equivalents                                                               55,431                 273,847
Other assets                                                                    2,624,579               2,931,380
                                                                          ----------------       -----------------
     Total assets                                                         $    17,141,123              17,633,554
                                                                          ================       =================

        Liabilities and Partners' Equity
--------------------------------------------------
Mortgage loans payable                                                         14,925,910              15,042,196
Accounts payable and accrued expenses                                             288,484                 233,411
Other liabilities                                                                 175,321                 190,944
Partners' equity                                                                1,751,408               2,167,003
                                                                          ----------------       -----------------
     Total liabilities and partners' equity                               $    17,141,123              17,633,554
                                                                          ================       =================

                                        Condensed Consolidated Statements of Operations
                                        -----------------------------------------------
                                                        (Unaudited)

                                                         Three months ended June 30,           Six months ended June 30,
                                                     ------------------------------------  ----------------------------------
                                                            2003              2002              2003              2002
                                                     ------------------- ----------------  ---------------- -----------------
Rental income                                         $         385,633        1,006,626           818,909         1,989,830
Other income                                                    245,446          220,422           453,504           419,785
                                                     ------------------- ----------------  ---------------- -----------------
     Total income                                               631,079        1,227,048         1,272,413         2,409,615
                                                     ------------------- ----------------  ---------------- -----------------
Property operating costs                                        399,627          530,722           709,496         1,058,678
Administrative expense - affiliates                             102,825          157,594           220,953           300,211
Other administrative expense                                     74,897           94,342           141,840           174,038
Interest                                                        307,954          402,461           615,719           803,889
                                                     ------------------- ----------------  ---------------- -----------------
     Total expenses                                             885,303        1,185,119         1,688,008         2,336,816
                                                     ------------------- ----------------  ---------------- -----------------
     Net income (loss)                                $        (254,224)          41,929          (415,595)           72,799
                                                     =================== ================  ================ =================
Net income (loss) per limited partnership unit        $          (11.74)            1.94            (19.19)             3.36
                                                     =================== ================  ================ =================
Weighted average limited partnership units                       21,003           21,003            21,003            21,003
     outstanding                                     =================== ================  ================ =================

                                       Condensed Consolidated Statements of Cash Flows
                                       -----------------------------------------------
                                                         (Unaudited)
                                                                                             Six months ended June 30,
                                                                                      -----------------------------------------
                                                                                             2003                  2002
                                                                                      -------------------   -------------------
Cash provided (used) by:
Operating activities:
     Net income (loss)                                                                $         (415,595)               72,799
     Adjustments - other, principally changes in other assets and liabilities                    346,251               (22,785)
                                                                                      -------------------   -------------------
          Net cash provided by (used in) operating activities                                    (69,344)               50,014
Investing activities - additions to property and equipment                                       (32,786)              (44,344)
Financing activities -  principal payments on mortgage loans                                    (116,286)             (135,290)
                                                                                      -------------------   -------------------
Net decrease in cash and equivalents                                                            (218,416)             (129,620)
Cash and equivalents at beginning of period                                                      273,847               662,069
                                                                                      -------------------   -------------------
Cash and equivalents at end of period                                                 $           55,431               532,449
                                                                                      ===================   ===================

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2003 and 2002
                                   (Unaudited)

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

Basis of Presentation
---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2002 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At June 30, 2003, the Partnership owned and operated five commercial properties. All of the properties are being actively marketed for sale and, therefore, are not being depreciated. Depreciation not recorded for the three and six months ended June 30, 2003 was approximately $208,000 and $418,000, respectively. Depreciation not recorded for the three and six months ended June 30, 2002 was approximately $265,000 and $530,000, respectively.

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards (SFAS) Nos. 145, 146, 147, and 148 which concern accounting for gains and losses from the extinguishments of debt, exit or disposal activities, acquisitions of certain financial institutions, and accounting for stock-based compensation, respectively, became effective for the Partnership on January 1, 2003 and did not have any effect on the Partnership's consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement is effective for contract and hedging relationships entered into or modified after June 30, 2003. In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities." This statement is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. The Partnership does not believe that either statement will have a material impact on its consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Partnership does not believe that the Interpretation will have a material impact on its consolidated financial statements.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. In the second quarter of 2003, the Partnership continued to experience difficulties generating sufficient cash to cover its financial obligations. In the first half of 2003, cash decreased approximately $218,000. As a result of the sale of Camelot East Apartments (Camelot) on July 31, 2002, a distribution of $850,000 was made to the limited partners in December 2002. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining properties, the Partnership may be in a position to make a distribution to the limited partners.

Results of Operations
---------------------

The Partnership's operations produced an operating loss of approximately $416,000 for the six months ended June 30, 2003. Comparable pro forma results for the same 2002 period (excluding Camelot) would be an operating profit of approximately $61,000. Lower occupancy at four of the commercial properties was the most significant reason for the decrease in net income. Other income (excluding Camelot) increased approximately $57,000 primarily due to increased common area maintenance fees. Excluding Camelot, total expenses for the partnership increased $25,000 due to an increase in property operating costs of $90,000, decreased administrative expenses of $50,000 and decreased interest expense of $15,000. The increase in property operating costs was mainly attributable to increased payroll expenses. The decrease in administrative expenses was mainly due to a decrease in management fees as a result of the decrease in rental income. Interest expense decreased due to the declining outstanding principal balance of mortgages for all properties.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with general movement of interest. The mortgage loans on the Partnership's properties are fixed-rate and therefore, is not subject to market risk.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              31. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

         (b)  Reports on 8-K

              None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V

August 14, 2003                                 /s/ Joseph M. Jayson
---------------                                 --------------------
     Date                                       Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer
                                       5