Form 10-Q
period 2003-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2003-11-14
CIK 790067

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2003

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

                                            Condensed Consolidated Balance Sheets
                                            -------------------------------------
                                                                                 (Unaudited)
                                                                                September 30,                 December 31,
                                                                                     2003                         2002
                                                                             ---------------------        ---------------------
                     Assets
--------------------------------------------------
Cost of property and equipment, all held for sale                            $         23,566,151                   23,508,061
Less accumulated depreciation                                                           9,079,734                    9,079,734
                                                                             ---------------------        ---------------------
                                                                                       14,486,417                   14,428,327

Cash and equivalents                                                                       37,628                      273,847
Other assets                                                                            2,624,261                    2,931,380
                                                                             ---------------------        ---------------------
     Total assets                                                            $         17,148,306                   17,633,554
                                                                             =====================        =====================

        Liabilities and Partners' Equity
--------------------------------------------------
Mortgage loans payable                                                                 14,867,347                   15,042,196
Accounts payable and accrued expenses                                                     354,379                      233,411
Payable to affiliates                                                                     307,170                           --
Other liabilities                                                                         154,902                      190,944
Partners' equity                                                                        1,464,508                    2,167,003
                                                                             ---------------------        ---------------------
     Total liabilities and partners' equity                                  $         17,148,306                   17,633,554
                                                                             =====================        =====================

                                       Condensed Consolidated Statements of Operations
                                       -----------------------------------------------
                                                         (Unaudited)

                                                          Three months ended Sept 30,           Nine months ended Sept. 30,
                                                        ---------------------------------    ----------------------------------
                                                             2003             2002                2003              2002
                                                        ---------------- ----------------    ---------------- -----------------
Rental income                                           $       341,336          725,348           1,160,245         2,712,377
Other income                                                    196,570          188,668             650,074           611,254
                                                        ---------------- ----------------    ---------------- -----------------
     Total income                                               537,906          914,016           1,810,319         3,323,631
                                                        ---------------- ----------------    ---------------- -----------------
Property operating costs                                        368,763          511,945           1,078,259         1,570,623
Administrative expense - affiliates                              96,731          137,237             317,684           437,448
Other administrative expense                                     55,960           27,341             197,800           201,379
Interest                                                        303,352          315,628             919,071         1,119,517
                                                        ---------------- ----------------    ---------------- -----------------
     Total expenses                                             824,806          992,151           2,512,814         3,328,967
                                                        ---------------- ----------------    ---------------- -----------------
     Income (loss) before gain on
         sale of property                                      (286,900)         (78,135)           (702,495)           (5,336)
Gain on sale of property                                             --        2,726,861                  --         2,726,861
                                                        ---------------- ----------------    ---------------- -----------------
     Net income (loss)                                  $      (286,900)       2,648,726            (702,495)        2,721,525
                                                        ================ ================    ================ =================
Net income (loss) per limited partnership unit          $        (13.25)          109.34              (32.44)           112.70
                                                        ================ ================    ================ =================
Weighted average limited partnership units
     outstanding                                                 21,003           21,003              21,003            21,003
                                                        ================ ================    ================ =================

                                       Condensed Consolidated Statements of Cash Flows
                                       -----------------------------------------------
                                                         (Unaudited)

                                                                                     Nine months ended September 30,
                                                                            --------------------------------------------------
                                                                                    2003                         2002
                                                                            ---------------------        ---------------------
Cash provided (used) by:
Operating activities:
     Net income (loss)                                                      $           (702,495)                   2,721,525
     Adjustments:
          Gain on sale of property                                                            --                   (2,726,861)
          Other, principally changes in other assets and liabilities                     699,215                     (171,328)
                                                                            ---------------------        ---------------------
          Net cash used in operating activities                                           (3,280)                    (176,664)
                                                                            ---------------------        ---------------------
Investing activities:
     Additions to property and equipment                                                 (58,090)                     (75,898)
     Net proceeds from sale of property                                                       --                    5,873,316
                                                                            ---------------------        ---------------------
          Net cash provided (used) by investing activities                               (58,090)                   5,797,418
                                                                            ---------------------        ---------------------
Financing activities - principal payments on mortgage loans                             (174,849)                  (4,874,191)
                                                                            ---------------------        ---------------------
Net increase (decrease) in cash and equivalents                                         (236,219)                     746,563

Cash and equivalents at beginning of period                                              273,847                      662,069
                                                                            ---------------------        ---------------------
Cash and equivalents at end of period                                       $             37,628                    1,408,632
                                                                            =====================        =====================

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2003 and 2002
                                   (Unaudited)

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

Property and Equipment
----------------------

At September 30, 2003, the Partnership owned and operated five commercial properties. All of the properties are being actively marketed for sale and, therefore, are not being depreciated. Depreciation not recorded on these properties for the three and nine months ended September 30, 2003 was approximately $208,000 and $626,000, respectively. Depreciation not recorded for the three and nine months ended September 30, 2002 was approximately $226,000 and $756,000, respectively.

Current Accounting Pronouncements
---------------------------------

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The Partnership does not believe that the Interpretation will have a material impact on its consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on its consolidated financial statements.

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. In the third quarter of 2003, the Partnership continued to experience difficulties generating sufficient cash to cover its financial obligations. In the first nine months of 2003, cash decreased approximately $236,000. As a result of the sale of Camelot East Apartments (Camelot) on July 31, 2002, a distribution of $850,000 was made to the limited partners in December 2002. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining properties, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

For the nine months ended September 30, 2003, the Partnership's operations produced an operating loss of approximately $702,000. Excluding Camelot, comparable pro forma results for the same 2002 period would have resulted in an operating profit of approximately $310,000. The most significant reason for the decrease in net income was due to lower occupancy at three of the commercial properties. Other income (excluding Camelot) increased approximately $72,000 mainly due to increased common area maintenance fees. Excluding Camelot, total expenses for the partnership decreased $281,000 due to increased property operating costs of $105,000, decreased administrative expenses of $53,000 and decreased interest expense of $229,000. The increase in property operating costs was mainly attributable to increased payroll expenses. The most significant contribution to the decrease in administrative expenses was a decrease in management fees, as a result of the decrease in rental income. Interest expense decreased due to the sale of Camelot and the declining outstanding principal balance of mortgages for all properties.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

The Partnership invests in only short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with general movement of interest rates. The mortgage loans on the Partnership's properties is fixed-rate and therefore, is not subject market risk.

PART I - Item 4. Controls and Procedures
                 -----------------------

Disclosure Controls and Procedures: The Partnership's management, with the participation of the Partnership's Individual General Partner and Principal Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Individual General Partner and Principal Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: There have been no changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

        31. Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

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



              November 14, 2003                   /s/ Joseph M. Jayson
              -----------------                   --------------------
                    Date                          Joseph M. Jayson,
                                                  Individual General Partner and
                                                  Principal Financial Officer