Form 10-K
period 2003-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2004-03-30
CIK 790067

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]





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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2003, the Partnership, either directly or through limited liability, wholly owned subsidiary companies, owned: a 65,000 square foot office/warehouse building in Nashville, Tennessee (The Paddock Building); an 115,000 square foot office complex in Durham, North Carolina (Commercial Park
West); and an office/warehouse complex in Amherst, New York (Inducon East (Phase I and Phase II) and Inducon East Phase III), totaling 196,500 square feet. On February 9, 2004, the Partnership sold The Paddock Building, Inducon East (Phase I and Phase II), and Inducon East Phase III, to an unaffiliated entity. The sale was for cash of $1,665,000 along with a note from the buyer in the amount of $185,000 and assumption of approximately $9,000,000 of outstanding mortgage loans, resulting in a net gain of approximately $500,000. However, this does not necessarily mean that cash proceeds will be available for distribution in an amount equal to the gain. On July 31, 2002, the Partnership sold Camelot East Apartments to an unaffiliated entity. The remaining property, Commercial Park West, is currently being actively marketed for sale.

         It is anticipated that the Partnership will be entering into a sales contract in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sale will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2003, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2003 were employees of the Corporate General Partner or its affiliates.

         The occupancy for each complex as of December 31 was as follows:

                                       2003             2002            2001
                                       ----             ----            ----
Camelot East Apartments                  -                -              94%
The Paddock Building                    75%              57%             67%
Commercial Park West                    38%              68%             84%
Inducon East                            52%              65%             78%
Inducon East Phase III                  82%              96%             91%

         The percent of total Partnership revenue generated by each complex for the last three years was as follows:

                                       2003             2002             2001
                                       ----             ----             ----
Camelot East Apartments                  -               19%             25%
The Paddock Building                    12%               7%              6%
Commercial Park West                    34%              35%             33%
Inducon East                            35%              28%             28%
Inducon East Phase III                  19%              11%              8%

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

ITEM 2: PROPERTIES
------- ----------

         The following is a list of properties owned by the Partnership at December 31, 2003:

  Property Name
  and Location                      General Character of Property                                Purchase Date
  ------------                      -----------------------------                                -------------
The Paddock Building                Office/warehouse building; 65,334 square                      May 1987
  Nashville, TN                     feet, securing a 7.7% mortgage with a balance
                                    at December 31, 2003 of $1,565,930, maturing
                                    in 2009. The property was sold February 9, 2004.

Commercial Park West                Office complex of 3 buildings totaling                        June 1991
  Durham, NC                        115,021 square feet, securing an 8.07% mortgage
                                    with a balance at December 31, 2003 of
                                    $5,794,170, maturing in 2029.

Inducon East                        Office/warehouse complex; 6 buildings on                      Partially acquired
  Amherst, NY                       15 acres; approximately 150,000 sq. ft of                     April 1987 as a
                                    rentable space, securing a 7.74% mortgage                     Joint Venturer;
                                    with a balance at December 31, 2003                           fully acquired
                                    of $5,718,296, maturing 2009. The property                    November 1997
                                    was sold February 9, 2004.

Inducon East Phase III              Two office/warehouse buildings totaling                       Partially acquired
   Amherst, NY                      46,500 sq. ft., securing a 7.74% mortgage                     September 1992 as
                                    with a balance at December 31, 2003 of                        a Joint Venturer;
                                    $1,727,930, maturing in 2009.  The property                   fully acquired
                                    was sold February 9, 2004.                                    November 1997

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2003, there were 2,014 record holders of units of limited partnership interest.

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

ITEM 6: SELECTED FINANCIAL DATA
------- -----------------------

                                                        At or for the years ended December 31,
                                   ----------------------------------------------------------------------------
                                        2003            2002            2001           2000            1999
                                   ----------------------------------------------------------------------------
Balance sheet data
Net rental property                $ 14,647,030      14,428,327      17,634,501      17,398,050      18,012,850
Total assets                         17,056,942      17,633,554      20,818,089      20,757,064      21,184,642
Mortgage loans payable               14,806,326      15,042,196      19,972,850      20,223,880      20,458,106
Partners' equity (deficit)            1,106,270       2,167,003         328,658         (70,996)        168,131
                                   ============================================================================
Operating data
Rental income                         1,489,520       3,301,388       4,242,309       4,505,231       4,443,569
Other income                            795,821         822,235         972,325         881,638         686,368
                                   ----------------------------------------------------------------------------
Total revenue                         2,285,341       4,123,623       5,214,634       5,386,869       5,129,937
                                   ----------------------------------------------------------------------------
Property operating costs              1,425,385       1,866,451       2,204,230       2,108,079       2,095,210
Depreciation                                 --              --              --       1,045,409       1,167,970
Interest expense                      1,234,545       1,431,869       1,643,099       1,663,018       1,742,422
Administrative expenses                 686,144         863,779         967,651         809,490         713,673
                                   ----------------------------------------------------------------------------
Total expenses                        3,346,074       4,162,099       4,814,980       5,625,996       5,719,275
                                   ----------------------------------------------------------------------------
Income (loss) before gain on
  sale of property                   (1,060,733)        (38,476)        399,654        (239,127)       (589,338)
Gain on sale of property                     --       2,726,821              --              --              --
                                   ----------------------------------------------------------------------------
Net income (loss)                  $ (1,060,733)      2,688,345         399,654        (239,127)       (589,338)
                                   ============================================================================
Cash flow data
Net cash provided
 (used) by:
Operating activities                    213,092        (387,969)        230,276         579,465         828,330
Investing activities                    133,712       5,780,401        (279,477)       (387,583)       (299,721)
Financing activities                   (235,870)     (5,780,654)       (251,030)       (234,226)        287,148
                                   ----------------------------------------------------------------------------
Net increase (decrease) in cash
and equivalents                    $    110,934        (388,222)       (300,231)        (42,344)        815,757
                                   ============================================================================
Per limited partnership unit:

Net income (loss)                  $     (48.99)         116.44           18.46          (11.04)         (27.22)

Distributions                      $         --           40.47              --              --              --
                                   ============================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS.
        --------------

Liquidity and Capital Resources:
-------------------------------

         Effective January 1, 2001, the Partnership's five commercial properties and an apartment complex (Camelot East), have actively been marketed for sale. On July 31, 2002, the sale of Camelot East was consummated for cash of $6,500,000 and a $300,000 four-year promissory note from the purchaser, resulting in a net gain of $2,726,821. These proceeds enabled the Partnership to make a distribution to the limited partners in December 2002 in the amount of $850,000. Cash flow, net of the $850,000 distribution, decreased approximately $388,000 during the year ended December 31, 2002. Although the Partnership experienced an increase in cash of approximately $111,000 for the year ended December 31, 2003, the Partnership continued to experience difficulties generating sufficient cash to cover its financial obligations without relying on money from related parties. The Partnership made no distributions to partners in 2003 or 2001. In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining properties, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

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

Results of Operations:
---------------------

         The results of operations of the Partnership produced a net loss of $1,060,733 for the year ended December 31, 2003. The results compare to a net loss, excluding Camelot East (the "Sold Asset") which was sold in July 2002, of $47,633 in 2002, and net income, excluding the Sold Asset of $534,393 in 2001.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2003 as compared to 2002
------------------------

         Rental income decreased approximately 42% for the year ended December 31, 2003 as compared to 2002, excluding the Sold Asset, primarily due to increased vacancies at both Inducon East and Commercial Park West. The properties experienced a decrease in rental income of approximately $335,000 and $716,000, respectively. Occupancy at Commercial Park West declined from 68% at December 31, 2002 to 38% at December 31, 2003. Other income, which consists primarily of common area maintenance charges, increased by approximately $14,000.

         Total expenses for the year ended December 31, 2003 decreased approximately $34,000 as compared to 2002, excluding the Sold Asset. The increase in property operations of $89,000 and the increase in other administrative expense of $12,000 was offset by a $17,000 decrease in interest expense and a decrease in administrative expense and reimbursement to affiliates of $118,000. The increase in property operations was primarily due to increased gas and electric expense of approximately $20,000 at the Inducon properties and an increase in payroll expense at Commercial Park West. Other administrative expense increased primarily for advertising at Commercial Park West. The decrease in administrative expense and reimbursement to affiliates of approximately 22% was a result of a decrease in management fees and portfolio reimbursed expenses. Interest expense decreased due to a larger portion of each mortgage payment being applied towards principal due to amortization of the mortgages.

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

         Other income, excluding the Sold Asset, which consists primarily of common area maintenance charges, decreased by approximately $112,000. Total expenses, excluding the Sold Asset and depreciation, increased approximately $12,000 for the year ended December 31, 2002. Property operations, excluding the Sold Asset, increased approximately $90,000 due primarily to an increase in gas and electric expense of approximately $19,000 at Commercial Park West and an increase in maintenance and repair work at the various properties in the Partnership. An increase in insurance costs for the Partnership was offset by a decrease of $24,000 in real estate taxes at the Inducon East due to a decrease in its tax assessment. Administrative expense and reimbursement to affiliates, excluding the Sold Asset, decreased approximately 17% due to decreased management fees paid as a result of the decrease in net income. Interest expense, excluding the Sold Asset, remained consistent from 2002 to 2001 with a decrease of approximately $26,000 due to a larger portion of each mortgage payment being applied towards principal due to amortization of the mortgages.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

         None.

ITEM 9A: CONTROLS AND PROCEDURES
-------- -----------------------

         The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Partnership's management, including the Partnership's Individual General Partner and Principal Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's Individual General Partner and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective.

         Subsequent to the date of their most recent evaluation, there have been no significant changes in the Partnership's internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2003, are listed below. Each director is subject to election on an annual basis.

                       Title of All Positions Held with           Year First
Name                   the Corporate General Partner         Elected to Position
----                   -----------------------------         -------------------

Joseph M. Jayson       Chairman of the Board, President               1979
                         and Treasurer

Judith P. Jayson       Vice President and Director                    1979

         Joseph M. Jayson and Judith P. Jayson are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 65, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 41 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 41 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 22 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 63, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 32 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee
---------------

         The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Joseph M. Jayson and Bryant E. Zilke.

Audit Committee Financial Expert
--------------------------------

         The Directors and Executive Officers of the Corporate General Partner have determined that Bryant E. Zilke is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Zilke is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances, namely that the Partnership is small in size and there is limited personnel. Mr. Zilke is not independent as a result of being an employee of an affiliate of the Corporate General Partner.

Code of Ethics
--------------

         The Partnership has adopted a code of ethics for the partners, principal financial officer, and employees of the Corporate General Partner or its affiliates who render services on behalf of the Partnership. The Partnership will provide to any person without charge, upon request, a copy of the code of ethics which is available from:

         Realmark Property Investors Limited Partnership - V
         Attention:  Investor Relations
         2350 North Forest Road
         Suite 12-A
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2003. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 1,642.3 units of limited partnership interest amounting to approximately 7.8% of the Partnership interest at December 31, 2003. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2003, owned 17 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-------- --------------------------------------

Audit Engagement: Toski, Schaefer & Co., P.C. was engaged as the Partnership's independent auditor for years 2003 and 2002. All fees incurred for the years ended December 31, 2003 and 2002 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Toski, Schaefer & Co., P.C. for the years ended December 31, 2003 and 2002 totaled $38,150 and $39,550, respectively.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the year ended December 31, 2003. The fees for these services amounted to $4,914. No tax services were provided during the year ended December 31, 2002.

All Other Fees: None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2003 were pre-approved by the Audit Committee.

         The Audit Committee oversees the Partnership's financial reporting process. Management has the primary responsibility for the financial statements and the financial reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

        The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2003 and 2002, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

        The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
-------- ------------------------------------------------------------------

(a)      Consolidated Financial Statements                                 Page
         ---------------------------------                                 ----

         Independent Auditor's Report                                       F-1
         Consolidated Balance Sheets as of December 31, 2003 and 2002       F-2
         Consolidated Statements of Operations for the years ended
                  December 31, 2003, 2002 and 2001                          F-3
         Consolidated Statements of Partners' Equity for the years
                  ended December 31, 2003, 2002 and 2001                    F-4
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 2003, 2002 and 2001                          F-5
         Notes to Consolidated Financial Statements                         F-6

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i) Schedule III - Real Estate and Accumulated Depreciation       F-15

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K
         -------------------

                  On March 1, 2004, the Partnership filed Form 8-K with the Securities and Exchange Commission which under item 2 reported the sale, on February 9, 2004, of The Paddock Building, Inducon East (Phase I and Phase II) and Inducon East Phase III. The properties were sold to an unaffiliated entity, for cash of $1,665,000 along with a note from the buyer in the amount of $185,000 and assumption of approximately $9,000,000 of outstanding mortgage loans, resulting in a net gain of approximately $500,000.

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

            (b) Property sales agreement with an unrelated third-party included with the Partnership's report on Form 8-K on March 1, 2004 is incorporated herein by reference.

         14. Code of Ethics is filed herewith.

         21. Subsidiaries of the Partnership is filed herewith.

         31. Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V


By:      /s/ Joseph M. Jayson                                     March 30, 2004
         --------------------                                     --------------
         JOSEPH M. JAYSON,                                             Date
         Individual General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                     March 30, 2004
         --------------------                                     --------------
         JOSEPH M. JAYSON,                                             Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                     March 30, 2004
         --------------------                                     --------------
         JUDITH P. JAYSON,                                             Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Partners
Realmark Property Investors Limited Partnership - V:


We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - V and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - V and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 9 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.





                                              /s/ TOSKI, SCHAEFER & CO., P.C.
                                              -------------------------------
                                              TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 26, 2004

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2003 and 2002


                           Assets                                                       2003               2002
                           ------                                                       ----               ----
Property and equipment, at cost, all held for sale:
     Land and improvements                                                        $     2,478,003         2,478,003
     Buildings and improvements                                                        21,233,399        21,014,696
     Furniture and equipment                                                               15,362            15,362
                                                                                  ---------------     -------------

                                                                                       23,726,764        23,508,061
     Less accumulated depreciation                                                      9,079,734         9,079,734
                                                                                  ---------------     -------------

                           Net property and equipment                                  14,647,030        14,428,327

Cash and equivalents                                                                      384,781           273,847
Accounts receivable, less allowance for doubtful accounts
     of $187,671 in 2003 and $104,936 in 2002                                              47,213           107,915
Receivables from affiliated parties                                                            --            33,177
Note receivable                                                                                --           300,000
Escrow deposits                                                                         1,089,282         1,504,548
Deferred mortgage costs, less accumulated amortization
     of $250,959 in 2003 and $200,108 in 2002                                             319,594           370,445
Investment in land                                                                        417,473           417,473
Other assets                                                                              151,569           197,822
                                                                                  ---------------     -------------

                           Total assets                                           $    17,056,942        17,633,554
                                                                                  ===============     =============

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loans payable                                                            14,806,326        15,042,196
     Accounts payable and accrued expenses                                                324,813           143,772
     Payable to affiliated parties                                                        572,189                --
     Accrued interest payable                                                              98,341            89,639
     Security deposits and prepaid rents                                                  149,003           190,944
                                                                                  ---------------     -------------

                           Total liabilities                                           15,950,672        15,466,551
                                                                                  ---------------     -------------

Partners' equity (deficit):
     General partners                                                                    (191,066)         (159,244)
     Limited partners                                                                   1,297,336         2,326,247
                                                                                  ---------------     -------------

                           Total partners' equity                                       1,106,270         2,167,003
                                                                                  ---------------     -------------

                           Total liabilities and partners' equity                 $    17,056,942        17,633,554
                                                                                  ===============     =============




See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years Ended December 31, 2003, 2002 and 2001





                                                                       2003           2002          2001
                                                                       ----           ----          ----
Income:
     Rental                                                        $ 1,489,520      3,301,388      4,242,309
     Interest and other                                                795,821        822,235        972,325
                                                                   -----------    -----------    -----------

                           Total income                              2,285,341      4,123,623      5,214,634
                                                                   -----------    -----------    -----------

Expenses:
     Property operations                                             1,425,385      1,866,451      2,204,230
     Interest                                                        1,234,545      1,431,869      1,643,099
     Administrative:
         Affiliated parties                                            407,729        565,354        696,851
         Other                                                         278,415        298,425        270,800
                                                                   -----------    -----------    -----------

                           Total expenses                            3,346,074      4,162,099      4,814,980
                                                                   -----------    -----------    -----------

Income (loss) before gain on sale of property                       (1,060,733)       (38,476)       399,654

Gain on sale of property                                                    --      2,726,821             --
                                                                   -----------    -----------    -----------

                           Net income (loss)                       $(1,060,733)     2,688,345        399,654
                                                                   ===========    ===========    ===========

Net income (loss) per limited partnership unit                     $    (48.99)        116.44          18.46
                                                                   ===========    ===========    ===========

Distributions per limited partnership unit                         $        --          40.47             --
                                                                   ===========    ===========    ===========

Weighted average number of limited partnership
     units outstanding                                                21,002.8       21,002.8       21,002.8
                                                                   ===========    ===========    ===========










See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                   Consolidated Statements of Partners' Equity
                  Years Ended December 31, 2003, 2002 and 2001






                                                                                          Limited Partners
                                                                       General            ----------------
                                                                       Partners        Units            Amount
                                                                       --------        -----            ------
Balances at December 31, 2000                                          $ (414,067)     21,002.8         343,071

Net income                                                                 11,990          --           387,664
                                                                       ----------    ----------      ----------

Balances at December 31, 2001                                            (402,077)     21,002.8         730,735

Net income                                                                242,833          --         2,445,512

Distributions to partners                                                      --          --          (850,000)
                                                                       ----------    ----------      ----------

Balances at December 31, 2002                                            (159,244)     21,002.8       2,326,247

Net loss                                                                  (31,822)         --        (1,028,911)
                                                                       ----------    ----------      ----------

Balances at December 31, 2003                                          $ (191,066)     21,002.8       1,297,336
                                                                       ==========    ==========      ==========




















See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2003, 2002 and 2001

                                                                                     2003           2002            2001
                                                                                     ----           ----            ----
Cash flows from operating activities:
     Net income (loss)                                                           $(1,060,733)     2,688,345        399,654
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
              Amortization                                                            89,617         97,104        119,011
              Gain on sale of property                                                    --     (2,726,821)            --
              Changes in:
                  Accounts receivable                                                 60,702        (81,288)        25,766
                  Receivables from affiliated parties                                 33,177        (33,177)        26,366
                  Escrow deposits                                                    415,266       (294,781)      (252,208)
                  Other assets                                                         7,487        (46,320)       (43,740)
                  Accounts payable and accrued expenses                              128,626          6,771        (36,983)
                  Payable to affiliated parties                                      572,189         (6,737)         6,737
                  Accrued interest payable                                             8,702        (31,273)        (2,055)
                  Security deposits and prepaid rents                                (41,941)        40,208        (12,272)
                                                                                ------------    -----------     ----------

                           Net cash provided by (used in)
                               operating activities                                  213,092       (387,969)       230,276
                                                                                ------------    -----------     ----------

Cash flows from investing activities:
     Proceeds from sale of property                                                       --      5,867,316             --
     Additions to property and equipment                                            (166,288)       (86,915)      (279,477)
     Payments on note receivable                                                     300,000             --             --
                                                                                ------------    -----------     ----------

                           Net cash provided by (used in)
                               investing activities                                  133,712      5,780,401       (279,477)
                                                                                ------------    -----------     ----------

Cash flows from financing activities:
     Principal payments on mortgage loans                                           (235,870)    (4,930,654)      (251,030)
     Distributions to partners                                                            --       (850,000)            --
                                                                                ------------    -----------     ----------

                           Net cash used in financing activities                    (235,870)    (5,780,654)      (251,030)
                                                                                ------------    -----------     ----------

Net increase (decrease) in cash and equivalents                                      110,934       (388,222)      (300,231)

Cash and equivalents at beginning of year                                            273,847        662,069        962,300
                                                                                ------------    -----------     ----------

Cash and equivalents at end of year                                              $   384,781        273,847        662,069
                                                                                ============    ===========     ==========

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                                      $ 1,181,106      1,403,593      1,570,892
                                                                                ============    ===========     ==========

     Property and equipment financed by
         accounts payable                                                        $    55,482          3,067             --
                                                                                ============    ===========     ==========

     Note receivable issued for sale of property                                 $        --        300,000             --
                                                                                ============    ===========     ==========

See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

(1)  Formation and Operation of Partnership
     --------------------------------------

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

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) Basis of Accounting and Consolidation
         -------------------------------------

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

     In addition, the Partnership owns four commercial properties. These properties, which were sold in February 2004 (note 10), are as follows:

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (b) Estimates
         ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment
         ----------------------

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

     The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2003, no impairment in value has been recognized.

     The Partnerships' policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. All the properties were held for sale in 2003, 2002, and 2001.

     (d) Cash and Equivalents
         --------------------

     Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Deferred Mortgage Costs
         -----------------------

     Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgage.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (f) Rental Income
         -------------

     Rental income is recognized as earned according to the terms of the leases. Leases for residential properties are generally for periods of one year or less, payable monthly. Commercial leases are generally for periods of one to five years. Delinquent residential property rent is not recorded.

     (g) Per Unit Data
         -------------

     Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

     (h) Fair Value of Financial Instruments
         -----------------------------------

     The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2003.

     (i) Income Allocation and Distributable Cash Flow
         ---------------------------------------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (j) Income Taxes
         ------------

     No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2003, net assets for financial reporting purposes were $799,697 less than the tax bases of the net assets.

     (k) Segment Information
         -------------------

     The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

     (l) Recent Pronouncements
         ---------------------

     In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB reissued FIN No. 46R with certain modifications and clarifications. FIN No. 46R is effective on March 31, 2004 for the Partnership. The Partnership does not believe that this pronouncement will have a material impact on its financial position, cash flows, or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards
     (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this pronouncement did not have a material impact on the Partnership's financial position, cash flows, or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material impact on the Partnership's financial position, cash flows, or results or operations.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(3)  Investments in Real Estate
     --------------------------

     On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes the accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those assets to be measured at the lower of depreciated cost or fair value less selling costs, whether reported in continuing operations or in discontinued operations. This standard does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121. The adoption of this standard did not have a material effect on the Partnership's consolidated financial position or results of operations for the year ended December 31, 2002.

     On July 31, 2002, the Partnership sold Camelot East Apartments to an unaffiliated entity for cash of $6,200,000 and a $300,000 note from the purchaser (note 4), and recognized a related gain on the sale amounting to $2,726,821.

     On February 9, 2004, the Partnership sold The Paddock Building, Inducon East (Phase I and II), and Inducon East Phase III to an unaffiliated entity for cash of $1,665,000, a $185,000 note from the purchaser, and assumption of approximately $9,000,000 of outstanding mortgage loans, and recognized a related gain on the sale amounting to approximately $500,000 (note 10).

     All of the properties were classified as property held for sale prior to the adoption of SFAS No. 144 and continue to be actively marketed for sale. Accordingly their results of operations have been recorded in continuing operations.

     The carrying value of the assets as of December 31, 2003, and the properties net income or loss and depreciation expense not recorded for the year ended December 31, 2003 is as follows:

                                                                  Depreciation
                                                                     expense
                                     Carrying value    Net income      not
              Property                  of assets        (loss)      recorded
              --------                  ---------        ------      --------

     The Paddock Building            $   1,795,239       (89,994)    143,000
     Commercial Park West                5,009,306      (384,089)    260,000
     Inducon East (Phase I and II)       5,576,069      (298,237)    362,000
     Inducon East Phase III              2,266,416        87,143      73,000
                                     =============     =========    ========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(4)  Note Receivable
     ---------------

     In connection with the sale of Camelot East Apartments on July 31, 2002, the Partnership received a note from the purchaser amounting to $300,000. The note bears interest at the rate of 6% annually through May 11, 2006, when all principal and accrued interest shall be due and payable. In 2003, the Partnership agreed to accept a payment of $300,000 in principal and $7,500 in interest as payment in full on this note receivable.

(5)  Mortgage Loans Payable
     ----------------------

     Mortgage loans payable are as follows:

                                                                   Total                   Balance
                                      Interest                    monthly                December 31,
     Property collateral                rate         Maturity     payment           2003             2002
     -------------------                ----         --------     -------           ----             ----
     The Paddock Building               7.70%          2009      $ 12,785     $  1,565,930         1,597,442
     Commercial Park West               8.07%          2029        44,319        5,794,170         5,849,460
     Inducon East (Phase I and II)      7.74%          2009        46,827        5,718,296         5,832,772
     Inducon East Phase III             7.74%          2009        14,150        1,727,930         1,762,522
                                                                   ======     ------------        ----------

                                                                              $ 14,806,326        15,042,196
                                                                              ============        ==========

     On February 9, 2004, the Partnership sold The Paddock Building, Inducon East (Phase I and II), and Inducon East Phase III to an unaffiliated entity which assumed the outstanding mortgage loans on these properties (note 10). The aggregate outstanding principal balance on these mortgage loans amounted to $9,012,156 at December 31, 2003.

     The aggregate maturities of the mortgages for each of the five years following 2003 and thereafter, assuming principal payments are not accelerated and excluding the properties subsequently sold on February 9, 2004, are as follows:

                           2004                                $       59,987
                           2005                                        65,083
                           2006                                        70,613
                           2007                                        76,612
                           2008                                        83,121
                           Thereafter                               5,438,754
                                                               --------------

                                                               $    5,794,170
                                                               ==============

(6)  Investment in Land
     ------------------

     The Partnership owns approximately 96 acres of vacant land in Amherst, New York carried at its cost of $417,473, which approximates its fair value.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(7)  Related Party Transactions
     --------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                 2003             2002              2001
                                                                 ----             ----              ----
     Property management fees based on a percent-
          age (generally 3-6%) of rental income               $  127,276          227,942           343,512

     Reimbursement for costs of services to the
          Partnership that include investor relations,
          marketing of properties, professional fees,
          communications, supplies, accounting,
          printing, postage and other items                      280,453          337,412           353,339
                                                              ----------          -------           -------

                                                              $  407,729          565,354           696,851
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

     Loan placement fees are paid or accrued to an affiliate of the general partners. The fee is calculated at 1% of the mortgage loan amounts. No such fees were paid during the years ended December 31, 2003, 2002, and 2001.

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(8)  Leases
     ------

     In connection with its commercial properties, the Partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years, under noncancelable operating leases, excluding the properties subsequently sold on February 9, 2004, are as follows:

                           2004                          $    559,975
                           2005                               359,003
                           2006                               330,490
                           2007                               246,040
                           2008                               191,873
                                                         ============

(9)  Settlement of Lawsuit
     ---------------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(10)  Subsequent Event - Sale of Properties
      -------------------------------------

     On February 9, 2004, the Partnership sold four of its commercial properties, The Paddock Building, Inducon-East Phase I, Inducon-East Phase II and Inducon-East Phase III, to an unaffiliated entity. The sale was for cash of $1,665,000, of which $300,000 was placed into an escrow account, along with a note from the purchaser in the amount of $185,000 and assumption of approximately $9,000,000 of outstanding mortgage loans, resulting in a net gain of approximately $500,000. The $300,000 escrow was established to provide a negative cash flow or operating reserve for the next 12 months after closing. At the end of the 12 month period, the buyer agrees to release the balance of the escrow to the Partnership with the understanding that the amount to be paid to the Partnership at that time shall not be less than $150,000, and if the balance of the escrow reserve is less than $150,000, the buyer agrees to pay the difference between the balance of the escrow account and $150,000 to the Partnership. After transfer of the $9,000,000 in mortgage loans on the properties and payment of closing costs, the net cash proceeds available amounted to approximately $1,250,000, before satisfaction of any remaining obligations related to the properties. The proceeds will be used to satisfy remaining net liabilities.

                                                                                                                   Schedule III
                                                                                                                   ------------
               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                                December 31, 2003



                                         Initial Cost to                            Gross amounts at which
                                           Partnership                            Carried at Close of period
                                    --------------------------       Cost         --------------------------
                                                   Buildings     capitalized                 Buildings
 Property                             Land and        and       subsequent to   Land and        and                 Accumulated
Description           Encumbrances  improvements  improvements   acquisition  improvements  improvements   Total    depreciation
-----------           ------------  ------------  ------------   -----------  ------------  ------------   -----    ------------
The Paddock Building
    Nashville, TN      $ 1,565,930      261,000      2,902,324      447,504       276,302     3,334,526   3,610,828   1,815,589

Commercial Park West
    Durham, NC           5,794,170      800,000      5,191,538    1,787,430     1,104,843     6,674,125   7,778,968   2,769,662

Inducon East
    Amherst, NY          5,718,296      177,709             --    9,448,226       955,458     8,670,477   9,625,935   4,059,084

Inducon East Phase III
    Amherst, NY          1,727,930      141,400             --    2,554,271       141,400     2,554,271   2,695,671     433,864
                       -----------    ---------     ----------  -----------    ----------   ----------- -----------  ----------

              Total    $14,806,326    1,380,109      8,093,862   14,237,431     2,478,003    21,233,399  23,711,402   9,078,199
                       ===========    =========     ==========  ===========    ==========   =========== ===========  ==========

(RESTUBBED TABLE)

                                                               Life
                                                             on which
                                                           depreciation
                                                             in latest
                                       Date                 statement of
 Property                               of         Date     operations
Description                        construction  acquired   is computed
-----------                        ------------  --------   -----------
The Paddock Building
    Nashville, TN                      1987         5/87        -- *

Commercial Park West
    Durham, NC                         1991         6/91        -- *

Inducon East
    Amherst, NY                        1987         4/87        -- *

Inducon East Phase III
    Amherst, NY                        1992         9/92        -- *
                                       ====         ====      ====

*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period, January 1, 2001 through December 31, 2003.

                                                             Schedule III, Cont.
                                                             -------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                        December 31, 2003, 2002 and 2001




(1)  Cost for Federal income tax purposes is $23,711,402.

(2) A reconciliation of the carrying amount of land and buildings for the years ended December 31, 2003, 2002 and 2001 follows:

                                                                    2003               2002              2001
                                                                    ----               ----              ----
         Balance at beginning of year                           $  23,492,699       29,474,176        29,237,725
         Additions                                                    218,703           77,889           236,451
         Dispositions (5)                                                  --       (6,059,366)               --
                                                                -------------     ------------      ------------

         Balance at end of year                                 $  23,711,402       23,492,699        29,474,176
                                                                =============     ============      ============

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                                    2003              2002              2001
                                                                    ----              ----              ----
         Balance at beginning of year                           $   9,078,199       11,855,718        11,855,718
         Dispositions (5)                                                  --       (2,777,519)               --
                                                                -------------     ------------      ------------

         Balance at end of year (4)                             $   9,078,199        9,078,199        11,855,718
                                                                =============     ============      ============

(4)  Balance applies entirely to buildings and improvements.

(5)  Sale of Camelot East Apartments in 2002.