Form 10-Q
period 2004-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2004-05-17
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                                       Condensed Consolidated Balance Sheets
                                       -------------------------------------

                                                                                 (Unaudited)
                                                                                  March 31,            December 31,
                                                                                    2004                  2003
                                                                                --------------        --------------
                   Assets
---------------------------------------------
Cost of property and equipment, all held for sale                               $   7,788,978            23,726,764
Less accumulated depreciation                                                       2,769,662             9,079,734
                                                                                --------------        --------------
                                                                                    5,019,316            14,647,030
Cash and equivalents                                                                  531,859               384,781
Other assets                                                                        1,511,694             2,025,131
                                                                                --------------        --------------
     Total assets                                                               $   7,062,869            17,056,942
                                                                                ==============        ==============

      Liabilities and Partners' Equity
---------------------------------------------
Mortgage loans payable                                                              5,779,328            14,806,326
Accounts payable and accrued expenses                                                 224,601               423,154
Payable to affiliates                                                                       -               572,189
Other liabilities                                                                      63,767               149,003
Partners' equity                                                                      995,173             1,106,270
                                                                                --------------        --------------
     Total liabilities and partners' equity                                     $   7,062,869            17,056,942
                                                                                ==============        ==============

                                  Condensed Consolidated Statements of Operations
                                  -----------------------------------------------
                                                    (Unaudited)
                                                                                    Three months ended March 31,
                                                                                ------------------------------------
                                                                                     2004                  2003
                                                                                --------------        --------------
Rental income                                                                   $      96,963               433,276
Other income                                                                          105,671               208,058
                                                                                --------------        --------------
     Total income                                                                     202,634               641,334
                                                                                --------------        --------------
Property operating costs                                                              192,147               309,869
Administrative expense - affiliates                                                    62,744               118,128
Other administrative expense                                                           94,538                66,943
Interest                                                                              216,872               307,765
                                                                                --------------        --------------
     Total expenses                                                                   566,301               802,705
                                                                                --------------        --------------
Loss before gain on sale of properties                                               (363,667)             (161,371)

Gain on sale of properties                                                            252,570                     -
                                                                                --------------        --------------
     Net loss                                                                   $    (111,097)             (161,371)
                                                                                ==============        ==============
Net loss per limited partnership unit                                           $       (4.77)                (7.45)
                                                                                ==============        ==============
Weighted average limited partnership units outstanding                                 21,003                21,003
                                                                                ==============        ==============

                               Condensed Consolidated Statements of Cash Flows
                               -----------------------------------------------
                                                 (Unaudited)

                                                                                    Three months ended March 31,
                                                                                ------------------------------------
                                                                                     2004                  2003
                                                                                --------------        --------------
Cash provided (used) by:
Operating activities:
     Net loss                                                                   $    (111,097)             (161,371)
     Gain on sale of properties                                                      (252,570)                    -
     Adjustments - other, principally changes
          in other assets and liabilities                                            (750,489)              194,426
                                                                                --------------        --------------
          Net cash provided (used) by operating activities                         (1,114,156)               33,055
Investing activities:
     Additions to property and equipment                                              (10,010)              (19,087)
     Net proceeds from sale of properties                                           1,286,086                     -
                                                                                --------------        --------------
          Net cash provided (used) by investing activities                          1,276,076               (19,087)
                                                                                --------------        --------------
Financing activities - principal payments on mortgage loans                           (14,842)              (58,864)
                                                                                --------------        --------------
Net increase (decrease) in cash and equivalents                                       147,078               (44,896)
Cash and equivalents at beginning of period                                           384,781               273,847
                                                                                --------------        --------------
Cash and equivalents at end of period                                           $     531,859               228,951
                                                                                ==============        ==============

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)

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

Basis of Presentation
---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2003 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2004, the Partnership owned and operated one commercial property. The property is being actively marketed for sale and, therefore, is not being depreciated. Depreciation not recorded for the three months ended March 31, 2004 and 2003 was approximately $66,000 and $210,000, respectively.

Current Accounting Pronouncements
---------------------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB reissued FIN No. 46R with certain modifications and clarifications. This pronouncement became effective for the Partnership on March 31, 2004 and did not have any effect on its consolidated financial statements.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. Cash increased approximately $147,000 during the first three months of 2004 primarily as a result of the sale of four of the Partnerships properties during the first quarter. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first quarter of 2003, the Partnership's loss excluding sold properties (The Paddock, Inducon Phase I, Inducon Phase II and Inducon Phase
III) increased approximately $156,000 from a loss of $106,576 in 2003 to a loss of $262,536 in 2004.

Excluding the sold properties, rental income at Commercial Park West decreased approximately $105,000 due to increased vacancies (35% occupancy at March 31, 2004).

Excluding the sold properties, total expenses increased approximately $66,500. Property operations increased $61,500 due to an increase in utilities of $6,000, payroll expense of $27,000, leasing services of $10,000, insurance expense of $2,500 and improvements of approximately $16,000 primarily related to carpeting replacement. The decrease in administrative expense and reimbursement to affiliates of approximately $26,000 was a result of a decrease in management fees and portfolio reimbursed expense. Other administrative expenses increased approximately $26,000 due to an increase in advertising expense of $6,500, legal expense of $17,000 and office rent. Interest expense increased $5,000 as a result of the large payable to affiliates at the beginning of the period.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

The Partnership invests in only short-term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with general movement of interest rates. The mortgage loan on the Partnership's property is fixed rate and, therefore, is not subject to market risk.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2003.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

            31. Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K

            The Partnership reported the sale on February 9, 2004 of The Paddock Building, Inducon East (Phase I and Phase II) and Inducon East Phase III under item 2 of Form 8-K, filed on March 1, 2004.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V


              May 17, 2004                    /s/ Joseph M. Jayson
              ------------                    ------------------------------
                  Date                        Joseph M. Jayson,
                                              Individual General Partner and
                                              Principal Financial Officer