Form 10-Q
period 2004-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2004-08-16
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

                                       or

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


2350 North Forest Road, Suite 35B, Getzville, New York 14068
------------------------------------------------------------
(Address of principal executive offices)

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

                                        Condensed Consolidated Balance Sheets
                                        -------------------------------------

                                                                                       (Unaudited)
                                                                                         June 30,        December 31,
                                                                                           2004              2003
                                                                                      ---------------- ---------------
                   Assets
----------------------------------------------
Property and equipment, all held for sale                                             $     7,825,206      23,726,764
Less accumulated depreciation                                                               2,769,662       9,079,734
                                                                                      ---------------- ---------------
                                                                                            5,055,544      14,647,030
Cash and equivalents                                                                          591,587         384,781
Other assets                                                                                1,219,059       2,025,131
                                                                                      ---------------- ---------------
     Total assets                                                                     $     6,866,190      17,056,942
                                                                                      ================ ===============

      Liabilities and Partners' Equity
----------------------------------------------
Mortgage loans payable                                                                      5,765,465      14,806,326
Accounts payable and accrued expenses                                                         250,028         423,154
Payable to affiliates                                                                              --         572,189
Other liabilities                                                                             109,128         149,003
Partners' equity                                                                              741,569       1,106,270
                                                                                      ---------------- ---------------
     Total liabilities and partners' equity                                           $     6,866,190      17,056,942
                                                                                      ================ ===============

                                   Condensed Consolidated Statements of Operations
                                   -----------------------------------------------
                                                     (Unaudited)


                                                      Three months ended June 30,        Six months ended June 30,
                                                   ---------------------------------- --------------------------------
                                                         2004              2003             2004             2003
                                                   ----------------- ---------------- ---------------- ---------------
Rental income                                      $        164,518          385,633          261,481         818,909

Other income                                                 65,188          245,446          170,859         453,504
                                                   ----------------- ---------------- ---------------- ---------------
     Total income                                           229,706          631,079          432,340       1,272,413
                                                   ----------------- ---------------- ---------------- ---------------
Property operating costs                                    318,653          399,627          510,800         709,496
Administrative expense - affiliates                          45,272          102,825          108,016         220,953
Other administrative expense                                 94,755           74,897          189,293         141,840
Interest                                                     24,630          307,954          241,502         615,719
                                                   ----------------- ---------------- ---------------- ---------------
     Total expenses                                         483,310          885,303        1,049,611       1,688,008
                                                   ----------------- ---------------- ---------------- ---------------

Loss before gain on sale of properties                     (253,604)        (254,224)        (617,271)       (415,595)
Gain on sale of properties                                       --               --          252,570              --
                                                   ----------------- ---------------- ---------------- ---------------
     Net loss                                      $       (253,604)        (254,224)        (364,701)       (415,595)
                                                   ================= ================ ================ ===============
Net loss per limited partnership unit              $         (11.71)          (11.74)          (16.48)         (19.19)
                                                   ================= ================ ================ ===============
Weighted average limited partnership units
     outstanding                                             21,003           21,003           21,003          21,003
                                                   ================= ================ ================ ===============

                                   Condensed Consolidated Statements of Cash Flows
                                   -----------------------------------------------
                                                     (Unaudited)

                                                                                         Six months ended June 30,
                                                                                      --------------------------------
                                                                                           2004             2003
                                                                                      ---------------- ---------------
Cash provided by (used in):
Operating activities:
     Net loss                                                                         $      (364,701)       (415,595)
     Gain on sale of properties                                                              (252,570)             --
     Adjustments - other, principally changes in other assets and liabilities                (387,066)        346,251
                                                                                      ---------------- ---------------
          Net cash used in operating activities                                            (1,004,337)        (69,344)
                                                                                      ---------------- ---------------
Investing activities:
     Additions to property and equipment                                                      (46,238)        (32,786)
     Net proceeds from sale of properties                                                   1,286,086              --
                                                                                      ---------------- ---------------
          Net cash provided by (used in) investing activities                               1,239,848         (32,786)
                                                                                      ---------------- ---------------
Financing activities -  principal payments on mortgage loans                                  (28,705)       (116,286)
                                                                                      ---------------- ---------------
Net increase (decrease) in cash and equivalents                                               206,806        (218,416)

Cash and equivalents at beginning of period                                                   384,781         273,847
                                                                                      ---------------- ---------------
Cash and equivalents at end of period                                                 $       591,587          55,431
                                                                                      ================ ===============

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2004 and 2003
                                   (Unaudited)

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

Property and Equipment
----------------------

At June 30, 2004, the Partnership owned and operated one commercial property. The property is being actively marketed for sale and, therefore, is not being depreciated. Depreciation not recorded for the three and six months ended June 30, 2004 was approximately $66,000 and $132,000, respectively. Depreciation not recorded for the three and six months ended June 30, 2003 was approximately $208,000 and $418,000, respectively.

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

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. In the first half of 2004, cash increased approximately $200,000, primarily as a result of the collection of a note receivable from the sale of three of the Partnership's properties during the first quarter. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first six months of 2003, the Partnership's loss excluding sold properties (The Paddock, Inducon Phase I, Inducon Phase II, and Inducon Phase III) increased approximately $73,000 from a loss of $289,866 in 2003 to a loss of $363,311 in 2004.

Excluding the sold properties, rental income at Commercial Park West decreased approximately $64,000 due to increased vacancies (53% occupancy at June 30, 2004).

Excluding the sold properties, total expenses increased approximately $41,000. Property operations increased $98,000 due to an increase in utilities of $9,000, payroll expense of $56,000, leasing services of $5,000, insurance expense of $5,000, and improvements of approximately $23,000 primarily related to carpeting replacement. The decrease in administrative expense and reimbursement to affiliates of approximately $72,000 was a result of a decrease in management fees and portfolio reimbursed expense. Other administrative expenses increased approximately $13,000 due to an increase in advertising expense of $9,000, legal expense and office rent. Interest expense increased $2,000 as a result of a large payable to affiliates at the beginning of the period.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

The Partnership's cash equivalents are short-term, interest-bearing bank accounts. The mortgage loan on the Partnership's property is fixed rate and, therefore, is not subject to market risk.

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


              August 16, 2004                   /s/ Joseph M. Jayson
              ---------------                   --------------------
                   Date                         Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer