Form 10-Q
period 2004-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2004-11-15
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

                                       or

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

                                         Condensed Consolidated Balance Sheets
                                         -------------------------------------


                                                                                        (Unaudited)
                                                                                       September 30,     December 31,
                                                                                           2004              2003
                                                                                     -----------------  --------------
                   Assets
----------------------------------------------
Property and equipment, all held for sale                                            $       7,963,741      23,726,764
Less accumulated depreciation                                                                2,769,662       9,079,734
                                                                                     -----------------  --------------
                                                                                             5,194,079      14,647,030
Cash and equivalents                                                                            97,144         384,781
Other assets                                                                                 1,395,501       2,025,131
                                                                                     -----------------  --------------
     Total assets                                                                    $       6,686,724      17,056,942
                                                                                     =================  ==============

      Liabilities and Partners' Equity
----------------------------------------------
Mortgage loans payable                                                                       5,752,626      14,806,326
Accounts payable and accrued expenses                                                          306,895         423,154
Payable to affiliates                                                                               --         572,189
Other liabilities                                                                               62,185         149,003
Partners' equity                                                                               565,018       1,106,270
                                                                                     -----------------  --------------
     Total liabilities and partners' equity                                          $       6,686,724      17,056,942
                                                                                     =================  ==============

                                    Condensed Consolidated Statements of Operations
                                    -----------------------------------------------
                                                      (Unaudited)

                                                       Three months ended Sept 30,         Nine months ended Sept 30,
                                                   ----------------------------------  ----------------------------------
                                                          2004               2003             2004              2003
                                                   ----------------  ----------------  ---------------  -----------------
Rental income                                      $        152,159           341,336          413,640          1,160,245
Other income                                                124,535           196,570          295,394            650,074
                                                   ----------------  ----------------  ---------------  -----------------
     Total income                                           276,694           537,906          709,034          1,810,319
                                                   ----------------  ----------------  ---------------  -----------------
Property operating costs                                    238,183           368,763          748,983          1,078,259
Administrative expense - affiliates                          41,479            96,731          149,495            317,684
Other administrative expense                                 54,471            55,960          243,764            197,800
Interest                                                    119,112           303,352          360,614            919,071
                                                   ----------------  ----------------  ---------------  -----------------
     Total expenses                                         453,245           824,806        1,502,856          2,512,814
                                                   ----------------  ----------------  ---------------  -----------------

Loss before gain on sale of properties                     (176,551)         (286,900)        (793,822)          (702,495)

Gain on sale of properties                                       --                --          252,570                 --
                                                   ----------------  ----------------  ---------------  -----------------
     Net loss                                      $       (176,551)         (286,900)        (541,252)          (702,495)
                                                   ================  ================  ===============  =================
Net loss per limited partnership unit              $          (8.15)           (13.25)          (24.64)            (32.44)
                                                   ================  ================  ===============  =================
Weighted average limited partnership units
     outstanding                                             21,003            21,003           21,003             21,003
                                                   ================  ================  ===============  =================

                                    Condensed Consolidated Statements of Cash Flows
                                    -----------------------------------------------
                                                      (Unaudited)

                                                                                      Nine months ended September 30,
                                                                                  ---------------------------------------
                                                                                         2004                 2003
                                                                                  -------------------  ------------------
Cash provided by (used in):
Operating activities:
     Net loss                                                                     $         (541,252)            (702,495)
     Gain on sale of properties                                                             (252,570)                  --
     Adjustments - other, principally changes in other assets and liabilities               (553,584)             699,215
                                                                                  ------------------   ------------------
          Net cash used in operating activities                                           (1,347,406)              (3,280)
                                                                                  ------------------   ------------------
Investing activities:
     Additions to property and equipment                                                    (184,773)             (58,090)
     Net proceeds from sale of properties                                                  1,286,086                   --
                                                                                  ------------------   ------------------
          Net cash provided by (used in) investing activities                              1,101,313              (58,090)
                                                                                  ------------------   ------------------
Financing activities -  principal payments on mortgage loans                                 (41,544)            (174,849)
                                                                                  ------------------   ------------------
Net decrease in cash and equivalents                                                        (287,637)            (236,219)
Cash and equivalents at beginning of period                                                  384,781              273,847
                                                                                  ------------------   ------------------
Cash and equivalents at end of period                                             $           97,144               37,628
                                                                                  ==================   ==================

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)

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

Property and Equipment
----------------------

At September 30, 2004, the Partnership owned and operated one commercial property. The property is being actively marketed for sale and, therefore, is not being depreciated. Depreciation not recorded for the three and nine months ended September 30, 2004 was approximately $68,000 and $200,000, respectively. Depreciation not recorded for the three and nine months ended September 30, 2003 was approximately $208,000 and $626,000, respectively.

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

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. In the first nine months of 2004, cash decreased approximately $290,000, primarily as a result of the operating loss and capital improvements at Commercial Park West. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first nine months of 2003, the Partnership's loss excluding sold properties (The Paddock, Inducon Phase I, Inducon Phase II, and Inducon Phase III) increased approximately $20,000 from a loss of $519,731 in 2003 to a loss of $539,862 in 2004.

Excluding the sold properties, rental income at Commercial Park West decreased approximately $14,000 due to increased vacancies (53% occupancy at September 30, 2004).

Excluding the sold properties, total expenses increased approximately $100,000. Property operations at Commercial Park West increased $169,000 due to an increase in utilities of $33,000, payroll expense of $80,000, leasing services of $18,000, insurance expense of $7000 and improvements of approximately $31,000 primarily related to carpeting replacement. The decrease in administrative expense and reimbursement to affiliates of approximately $106,000 was a result of a decrease in management fees and portfolio reimbursed expense. Other administrative expenses increased approximately $39,000 due to increases in advertising expense, administrative fees and office rental expense. Interest expense decreased $2,000 due to a larger portion of each mortgage payment being applied to the principal balance of the loan.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

The Partnership's cash equivalents are short-term, non-interest bearing bank accounts. The mortgage loan on the Partnership's property is fixed rate and, therefore, is not subject to market risk.

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

PART II - OTHER INFORMATION
          -----------------

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

Item 5. Other Information
        -----------------

        (a) Reports on Form 8-K

            None.

Item 6. Exhibits
        --------

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


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V


              November 15, 2004                /s/ Joseph M. Jayson
              -----------------                ------------------------------
                    Date                       Joseph M. Jayson,
                                               Individual General Partner and
                                               Principal Financial Officer