Form 10-K
period 2004-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2005-03-31
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004
                                             -----------------

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

2350 North Forest Road
Getzville, New York 14068
-------------------------
(Address of Principal Executive Office)

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2004, the Partnership, either directly or through limited liability, wholly owned subsidiary companies, owned a 115,000 square foot office complex in Durham, North Carolina (Commercial Park West). Additionally, at December 31, 2004, the Partnership owned 96 acres of vacant land in Amherst, New York. On February 9, 2004, the Partnership sold The Paddock Building, Inducon East (Phase I and Phase II), and Inducon East Phase III, to an unaffiliated entity. The sale was for cash of $1,665,000 along with a note from the buyer in the amount of $185,000 and assumption of approximately $9,000,000 of outstanding mortgage loans, resulting in a net gain of approximately $500,000. However, this does not necessarily mean that cash proceeds will be available for distribution in an amount equal to the gain. On July 31, 2002, the Partnership sold Camelot East Apartments to an unaffiliated entity. The remaining properties, Commercial Park West and the vacant land, are currently being actively marketed for sale.

         It is anticipated that the Partnership will be entering into a sales contract in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sale will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2004, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2004 were employees of the Corporate General Partner or its affiliates.

         The occupancy for each complex as of December 31 was as follows:

                                      2004             2003              2002
                                      ----             ----              ----
The Paddock Building                    -               75%               57%
Commercial Park West                   50%              38%               68%
Inducon East                            -               52%               65%
Inducon East Phase III                  -               82%               96%

         The percent of total Partnership revenue generated by each complex for the last three years was as follows:
                                       2004             2003            2002
                                       ----             ----            ----
Camelot East Apartments                 -                 -              19%
The Paddock Building                    1%               12%              7%
Commercial Park West                   95%               34%             35%
Inducon East                            3%               35%             28%
Inducon East Phase III                  1%               19%             11%

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

ITEM 2: PROPERTIES
------- ----------

         The following is a list of properties owned by the Partnership at December 31, 2004:

Property Name
  and Location          General Character of Property                                Purchase Date
  ------------          -----------------------------                                -------------
Commercial Park West    Office complex of 3 buildings totaling                        June 1991
  Durham, NC            115,021 square feet, securing an 8.07% mortgage
                        with a balance at December 31, 2004 of
                        $5,735,563, maturing in 2029.

Transit Road Land       96 acres of land zoned for general business/                  December 1988
  Amherst, New York     retail and multi-family use.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2004, there were 1,909 record holders of units of limited partnership interest.

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

ITEM 6: SELECTED FINANCIAL DATA
------- -----------------------

                                                       At or for the years ended December 31,
                                   ---------------------------------------------------------------------------------
                                         2004               2003            2002            2001           2000
                                   ---------------------------------------------------------------------------------
Balance sheet data
Net rental property                  $ 5,850,471         15,064,503      14,845,800     18,051,974       17,398,050
Total assets                           6,391,160         17,056,942      17,633,554     20,818,089       20,757,064
Mortgage loans payable                 5,735,563         14,806,326      15,042,196     19,972,850       20,223,880
Partners' equity (deficit)               293,479          1,106,270       2,167,003        328,658          (70,996)
                                   =================================================================================
Operating data
Rental income                            523,725          1,489,520       3,301,388      4,242,309        4,505,231
Other income                             358,383            795,821         822,235        972,325          881,638
                                   ---------------------------------------------------------------------------------
Total revenue                            882,108          2,285,341       4,123,623      5,214,634        5,386,869
                                   ---------------------------------------------------------------------------------
Property operating costs                 902,913          1,425,385       1,866,451      2,204,230        2,108,079
Depreciation                                   -                  -               -              -        1,045,409
Interest expense                         481,607          1,234,545       1,431,869      1,643,099        1,663,018
Administrative expenses                  562,949            686,144         863,779        967,651          809,490
                                   ---------------------------------------------------------------------------------

Total expenses                         1,947,469          3,346,074       4,162,099      4,814,980        5,625,996
                                   ---------------------------------------------------------------------------------
Income (loss) before gain on
  sale of property                    (1,065,361)        (1,060,733)        (38,476)       399,654         (239,127)
Gain on sale of property                 252,570                  -       2,726,821              -                -
                                   ---------------------------------------------------------------------------------
Net income (loss)                    $   812,791         (1,060,733)      2,688,345        399,654         (239,127)
                                   =================================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                    (728,358)           213,092        (387,969)       230,276          579,465
Investing activities                     402,184            133,712       5,780,401       (279,477)        (387,583)
Financing activities                     (58,607)          (235,870)     (5,780,654)      (251,030)        (234,226)
                                   ---------------------------------------------------------------------------------
Net increase (decrease) in cash
  and equivalents                    $  (384,781)           110,934        (388,222)      (300,231)         (42,344)
                                   =================================================================================
Per limited partnership unit:
Net income (loss)                    $    (38.74)            (48.99)         116.44          18.46           (11.04)
Distributions                        $         -                  -           40.47              -                -
                                   =================================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS.
        --------------

Liquidity and Capital Resources:
--------------------------------

         Effective January 1, 2001, the Partnership's five commercial properties and an apartment complex (Camelot East), have actively been marketed for sale. On July 31, 2002, the sale of Camelot East was consummated for cash of $6,500,000 and a $300,000 four-year promissory note from the purchaser, resulting in a net gain of $2,726,821. These proceeds enabled the Partnership to make a distribution to the limited partners in December 2002 in the amount of $850,000. Cash flow, net of the $850,000 distribution, decreased approximately $388,000 during the year ended December 31, 2002. Although the Partnership experienced an increase in cash of approximately $111,000 for the year ended December 31, 2003, the Partnership continued to experience difficulties generating sufficient cash to cover its financial obligations without relying on money from related parties. The Partnership experienced a decrease in cash of approximately $385,000 in 2004, and again relied on cash from related parties in order to provide sufficient cash flow to meet the Partnership's operating obligations. The Partnership made no distributions to partners in 2004 or 2003.

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

Results of Operations:
----------------------

         The results of operations of the Partnership, excluding Inducon East, Inducon East Phase II and the Paddock Building (the "Sold Assets") which were sold in February 2004 and excluding Camelot East (the "Sold Assets") which was sold in July 2002, produced a net loss of $957,568 for the year ended December 31, 2004. The results compare to a net loss excluding the Sold Assets of $759,647 in 2003, and a net loss, excluding the Sold Assets of $46,633 in 2002.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2004 as compared to 2003
------------------------

         As discussed previously, the Partnership has one remaining property, Commercial Park West, which experienced a decrease in rental income of approximately 1% for the year ended December 31, 2004 as compared to 2003.

         Total expenses for the year ended December 31, 2004 increased approximately $192,000 as compared to 2003, excluding the Sold Assets. The property operations expenses at Commercial Park West increased approximately $212,000 due to increases in payroll of approximately $120,000, utilities of $16,000 contracted repairs and maintenance of approximately $71,000 and real estate taxes of approximately $5,000. Other administrative expenses increased $50,000 due to increases in legal expenses of approximately $15,000, advertising of approximately $12,000, travel and entertainment of $9,000 and other administrative expenses of $14,000. The increase in overall expenses was set off by decreases in administrative expense and reimbursement to affiliates of approximately $64,000 due to a decrease in portfolio reimbursed expenses. Interest expense also decreased $6,000 due to a decrease in the principal balance on the Commercial Park West mortgage.

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

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2004, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 66, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 42 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 42 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 23 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 64, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 33 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

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

         Realmark Property Investors Limited Partnership - V
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------  ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2004. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 1,642.3 units of limited partnership interest amounting to approximately 7.8% of the Partnership interest at December 31, 2004. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2004, owned 17 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-------- --------------------------------------

Audit Engagement: Toski, Schaefer & Co., P.C. was engaged as the Partnership's independent auditor for years 2004 and 2003. All fees incurred for the years ended December 31, 2004 and 2003 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Toski, Schaefer & Co., P.C. for the years ended December 31, 2004 and 2003 totaled $42,000 and $38,150, respectively.

Audit-Related Fees:  None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2004, and 2003. The fees for these services amounted to $5,435 and $4,914 respectively.

All Other Fees:  None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2004 were pre-approved by the Audit Committee.

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

         The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2004 and 2003, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2004.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
-------- ------------------------------------------------------------------

(a)      Consolidated Financial Statements Page
         --------------------------------------
         Independent Auditor's Report                                                   F-1
         Consolidated Balance Sheets as of December 31, 2004 and 2003                   F-2
         Consolidated Statements of Operations for the years ended
            December 31, 2004, 2003 and 2002                                            F-3
         Consolidated Statements of Partners' Equity for the years
            ended December 31, 2004, 2003 and 2002                                      F-4
         Consolidated Statements of Cash Flows for the years ended
            December 31, 2004, 2003 and 2002                                            F-5
         Notes to Consolidated Financial Statements                                     F-6

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i) Schedule III - Real Estate and Accumulated Depreciation                   F-14

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

         14. Code of Ethics filed December 31, 2003 is incorporated herein by reference.

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

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - V


By:      /s/Joseph M. Jayson                                March 31, 2005
         -------------------                                --------------
         JOSEPH M. JAYSON,                                       Date
         Individual General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                               March 31, 2005
         -------------------                                --------------
         JOSEPH M. JAYSON,                                       Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                               March 31, 2005
         -------------------                                --------------
         JUDITH P. JAYSON,                                       Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited
    Partnership - V:


We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - V and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - V and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 8 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.

                                             /s/ TOSKI, SCHAEFER & CO., P.C.
                                             ------------------------------
                                             TOSKI, SCHAEFER & CO., P.C.

Williamsville, New York
March 29, 2005

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2004 and 2003


                           Assets                                                       2004             2003
                           ------                                                       ----             ----
Property and equipment, at cost, all held for sale:
     Land and improvements                                                           $  1,522,316       2,895,476
     Buildings and improvements                                                         7,097,817      21,233,399
     Furniture and equipment                                                                   --          15,362
                                                                                     ------------     -----------

                                                                                        8,620,133      24,144,237
     Less accumulated depreciation                                                      2,769,662       9,079,734
                                                                                     ------------     -----------

                           Net property and equipment                                   5,850,471      15,064,503

Cash and equivalents                                                                           --         384,781
Accounts receivable, less allowance for doubtful accounts
     of $187,671 in 2003                                                                   60,855          47,213
Receivables from affiliated parties                                                       125,782              --
Escrow deposits                                                                           222,444       1,089,282
Deferred mortgage costs, less accumulated amortization
     of $33,085 in 2004 and $250,959 in 2003                                               90,985         319,594
Other assets                                                                               40,623         151,569
                                                                                     ------------     -----------

                           Total assets                                              $  6,391,160      17,056,942
                                                                                     ============      ==========

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
     Mortgage loans payable                                                             5,735,563      14,806,326
     Accounts payable and accrued expenses                                                259,263         324,813
     Payable to affiliated parties                                                             --         572,189
     Accrued interest payable                                                              39,858          98,341
     Security deposits and prepaid rents                                                   62,997         149,003
                                                                                     ------------     -----------

                           Total liabilities                                            6,097,681      15,950,672
                                                                                     ------------     -----------

Partners' equity (deficit):
     General partners                                                                    (190,193)       (191,066)
     Limited partners                                                                     483,672       1,297,336
                                                                                     ------------     -----------

                           Total partners' equity                                         293,479       1,106,270
                                                                                     ------------     -----------

                           Total liabilities and partners' equity                    $  6,391,160      17,056,942
                                                                                     ============     ===========








          See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years Ended December 31, 2004, 2003 and 2002





                                                                  2004           2003            2002
                                                                  ----           ----            ----
Income:
     Rental                                                    $   523,725      1,489,520      3,301,388
     Interest and other                                            358,383        795,821        822,235
                                                               -----------    -----------     ----------

                           Total income                            882,108      2,285,341      4,123,623
                                                               -----------    -----------     ----------

Expenses:
     Property operations                                           902,913      1,425,385      1,866,451
     Interest                                                      481,607      1,234,545      1,431,869
     Administrative:
         Affiliated parties                                        260,657        407,729        565,354
         Other                                                     302,292        278,415        298,425
                                                               -----------    -----------     ----------

                           Total expenses                        1,947,469      3,346,074      4,162,099
                                                               -----------    -----------     ----------

Loss before gain on sale of properties                          (1,065,361)    (1,060,733)       (38,476)

Gain on sale of properties                                         252,570             --      2,726,821
                                                               -----------    -----------     ----------

                           Net income (loss)                   $  (812,791)    (1,060,733)     2,688,345
                                                               ===========    ===========     ==========

Net income (loss) per limited partnership unit                 $    (38.74)        (48.99)        116.44
                                                               ===========    ===========     ==========

Distributions per limited partnership unit                     $        --             --          40.47
                                                               ===========    ===========     ==========

Weighted average number of limited partnership
     units outstanding                                            21,002.8       21,002.8       21,002.8
                                                               ===========    ===========     ==========















          See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                   Consolidated Statements of Partners' Equity
                  Years Ended December 31, 2004, 2003 and 2002





                                                                         Limited Partners
                                                          General        ----------------
                                                          Partners       Units     Amount
                                                          --------       -----     ------
Balances at December 31, 2001                           $ (402,077)     21,002.8    730,735

Net income                                                 242,833          --    2,445,512

Distributions to partners                                       --          --     (850,000)
                                                        ----------     -------   ----------

Balances at December 31, 2002                             (159,244)     21,002.8  2,326,247

Net loss                                                   (31,822)         --   (1,028,911)
                                                        ----------     -------   ----------

Balances at December 31, 2003                             (191,066)     21,002.8  1,297,336

Net income (loss)                                              873          --     (813,664)
                                                        ----------     -------   ----------

Balances at December 31, 2004                           $ (190,193)     21,002.8    483,672
                                                        ==========     =======   ==========


























          See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2004, 2003 and 2002

                                                                              2004         2003          2002
                                                                              ----         ----          ----
Cash flows from operating activities:
     Net income (loss)                                                     $ (812,791)   (1,060,733)    2,688,345
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
              Amortization                                                     52,262        89,617        97,104
              Gain on sale of property                                       (252,570)           --    (2,726,821)
              Changes in:
                  Accounts receivable                                         (13,642)       60,702       (81,288)
                  Receivables from affiliated parties                        (125,782)       33,177       (33,177)
                  Escrow deposits                                             866,838       415,266      (294,781)
                  Other assets                                                339,555         7,487       (46,320)
                  Accounts payable and accrued expenses                       (65,550)      128,626         6,771
                  Payable to affiliated parties                              (572,189)      572,189        (6,737)
                  Accrued interest payable                                    (58,483)        8,702       (31,273)
                  Security deposits and prepaid rents                         (86,006)      (41,941)       40,208
                                                                           ----------    ----------    ----------

                           Net cash provided by (used in)
                               operating activities                          (728,358)      213,092      (387,969)
                                                                           ----------    ----------    ----------

Cash flows from investing activities:
     Proceeds from sale of property                                           825,876            --     5,867,316
     Additions to property and equipment                                     (423,692)     (166,288)      (86,915)
     Payments on note receivable                                                   --       300,000            --
                                                                           ----------    ----------    ----------

                           Net cash provided by investing
                               activities                                     402,184       133,712     5,780,401
                                                                           ----------    ----------    ----------

Cash flows from financing activities:
     Principal payments on mortgage loans                                     (58,607)     (235,870)   (4,930,654)
     Distributions to partners                                                     --            --      (850,000)
                                                                           ----------    ----------    ----------

                           Net cash used in financing
                               activities                                     (58,607)     (235,870)   (5,780,654)
                                                                           ----------    ----------    ----------

Net increase (decrease) in cash and equivalents                              (384,781)      110,934      (388,222)

Cash and equivalents at beginning of year                                     384,781       273,847       662,069
                                                                           ----------    ----------    ----------

Cash and equivalents at end of year                                        $       --       384,781       273,847
                                                                           ==========    ==========    ==========

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                                $  540,090     1,181,106     1,403,593
                                                                           ==========    ==========    ==========

     Property and equipment financed by
         accounts payable                                                  $       --        55,482         3,067
                                                                           ==========    ==========    ==========

     Note receivable issued for sale of property                           $       --            --       300,000
                                                                           ==========    ==========    ==========



          See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

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

         In addition, the Partnership owed four commercial properties. These properties, which were sold in February 2004, are as follows:

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

         The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2004, no impairment in value has been recognized.

         The Partnerships' policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. The remaining property was for sale in 2004, 2003, and 2002.

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

     (h) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2004.

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

     (j) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2004, net assets for financial reporting purposes were $124,819 less than the tax bases of the net assets.

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (l) Recent Pronouncements
     -------------------------

         In April 2004, the EITF released Issue No. 03-06, "Participating Securities and the Two Class Method under SFAS No. 128, Earnings per Share", which addressed a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. It requires that undistributed earnings for the period be allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed in calculating earnings per share. EITF Issue No. 03-06 is effective for fiscal periods beginning after March 15, 2004. It requires that prior period earnings per share amounts be restated to ensure comparability year over year. The adoption of EITF Issue No. 03-06 did not have an impact on the Partnership's financial position, results of operations or cash flows.

         In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Partnership does not believe this pronouncement will have a material effect on its financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions." SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership does not believe this pronouncement will have a material effect on its financial position, results of operations or cash flows.

         In December 2004, the FASB released its final revised standard, SFAS No. 123R, "Share-Based Payment." SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

         during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for fiscal periods beginning after June 15, 2005. The Partnership does not believe this pronouncement will have a material effect on its financial position, results of operations or cash flows.

     (n) Reclassifications
     ---------------------

         Reclassifications have been made to 2003 and 2002 amounts to conform them to the 2004 presentation.

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

         On February 9, 2004, the Partnership sold The Paddock Building, Inducon East (Phase I and II), and Inducon East Phase III to an unaffiliated entity for cash of $1,665,000, a $185,000 note from the purchaser, and assumption of approximately $9,000,000 of outstanding mortgage loans, and recognized a related gain on the sale amounting to approximately $500,000.

         The Partnership owns approximately 96 acres of vacant land in Amherst, New York carried at its cost of $417,473.

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(3)  Investments in Real Estate, Continued
------------------------------------------

     The carrying value of the assets as of December 31, 2004, and the property net loss and depreciation expense not recorded for the year ended December 31, 2004 is as follows:
                                                                Depreciation
                                                                   expense
                                     Carrying value     Net          not
                  Property             of assets       loss       recorded
                  --------             ---------       ----       --------
            Commercial Park West   $    5,432,998     649,100      270,000
                                   ==============     =======      =======
(4) Note Receivable
-------------------

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

(5)  Mortgage Loans Payable
---------------------------

     Mortgage loans payable are as follows:

                                                                          Total                 Balance
                                          Interest                       monthly               December 31,
         Property collateral                rate         Maturity        payment         2004                2003
         -------------------                ----         --------        -------         ----                ----
         The Paddock Building               7.70%           2009        $ 12,785    $           -         1,565,930
         Commercial Park West               8.07%           2029          44,319        5,735,563         5,794,170
         Inducon East (Phase I and II)      7.74%           2009          46,827                -         5,718,296
         Inducon East Phase III             7.74%           2009          14,150                -         1,727,930
                                                                                    -------------        ----------
                                                                                    $   5,735,563        14,806,326
                                                                                    =============        ==========

     On February 9, 2004, the Partnership sold The Paddock Building, Inducon East (Phase I and II), and Inducon East Phase III to an unaffiliated entity which assumed the outstanding mortgage loans on these properties. The aggregate outstanding principal balance on these mortgage loans amounted to $9,012,156 at December 31, 2003.

     The aggregate maturities of the mortgages for each of the five years following 2004 and thereafter, assuming principal payments are not accelerated are as follows:

                           2005                               $     65,039
                           2006                                     70,564
                           2007                                     76,559
                           2008                                     83,064
                           2009                                     90,121
                           Thereafter                            5,350,216
                                                              ------------
                                                              $  5,735,563
                                                              ============

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6)  Related Party Transactions
-------------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                      2004             2003              2002
                                                                      ----             ----              ----
         Property management fees based on a percent-
              age (generally 6%) of rental income                 $    36,539          127,276           227,942

         Reimbursement for costs of services to the
              Partnership that include investor relations,
              marketing of properties, professional fees,
              communications, supplies, accounting,
              printing, postage and other items                       224,118          280,453           337,412
                                                                  -----------        ---------         ---------

                                                                  $   260,657          407,729           565,354
                                                                  ===========        =========         =========

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Receivables from and payables to affiliated parties are payable on demand and bear interest at 11%.

     Loan placement fees are paid or accrued to an affiliate of the general partners. The fee is calculated at 1% of the mortgage loan amounts. No such fees were paid during the years ended December 31, 2004, 2003, and 2002.

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7)  Leases
-----------

     In connection with its commercial property, the Partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years, under noncancelable operating leases are as follows

                           2005                        $    519,819
                           2006                             412,116
                           2007                             329,746
                           2008                             239,570
                           2009                             101,945

(8)  Settlement of Lawsuit
--------------------------

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

                                                                                                                 Schedule III
                                                                                                                 ------------

                            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                             AND SUBSIDIARIES

                                 Real Estate and Accumulated Depreciation
                                             December 31, 2004

                                         Initial Cost to                            Gross amounts at which
                                           Partnership                            Carried at Close of period
                                    --------------------------       Cost         --------------------------
                                                   Buildings     capitalized                 Buildings
 Property                             Land and        and       subsequent to   Land and        and                 Accumulated
Description           Encumbrances  improvements  improvements   acquisition  improvements  improvements   Total    depreciation
-----------           ------------  ------------  ------------   -----------  ------------  ------------   -----    ------------
Commercial Park West
    Durham, NC         $  5,735,563      800,000    5,191,538      1,787,430    1,104,843     7,097,817   8,202,660   2,769,662

Transit Road Land
    Amherst, NY                   -      234,000            -        183,473      417,473             -     417,473           -
                       ------------    ---------    ---------     ----------    - -------     ---------   ---------   ---------

                       $  5,735,563    1,034,000    5,191,538      1,970,903    1,522,316     7,097,817   8,620,133   2,769,662
                       ============    =========    =========     ==========    =========     =========   =========   =========

(RESTUBBED TABLE)

                                                             Life
                                                           on which
                                                         depreciation
                                                           in latest
                                     Date                 statement of
 Property                             of         Date     operations
Description                      construction  acquired   is computed
-----------                      ------------  --------   -----------
Commercial Park West
    Durham, NC                       1991         6/91            - *

Transit Road Land
    Amherst, NY                         -        12/88            -
                                    =====        =====         ====

*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period, January 1, 2001 through December 31, 2004.

                                                                                                           Schedule III, Cont.
                                                                                                           -------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                        December 31, 2004, 2003 and 2002




(1) Cost for Federal income tax purposes is $8,620,133

(2) A reconciliation of the carrying amount of land and buildings for the years ended December 31, 2004, 2003 and 2002 follows:

                                                                       2004              2003              2002
                                                                       ----              ----              ----
         Balance at beginning of year                              $  24,128,875       23,910,172        29,891,649
         Additions                                                             -          218,703            77,889
         Dispositions (5)                                            (15,508,742)               -        (6,059,366)
                                                                   -------------      -----------        ----------

         Balance at end of year                                    $   8,620,133       24,128,875        23,910,172
                                                                   =============      ===========        ==========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                                       2004               2003              2002
                                                                       ----               ----              ----
         Balance at beginning of year                              $   9,078,199        9,078,199        11,855,718
         Dispositions (5)                                             (6,308,537)               -        (2,777,519)
                                                                   -------------        ---------        ----------

         Balance at end of year (4)                                $   2,769,662        9,078,199         9,078,199
                                                                   =============        =========        ==========

(4) Balance applies entirely to buildings and improvements.

(5) Sale of Camelot East Apartments in 2002 and sale of The Paddock Building, Inducon East Phase I, Inducon East Phase II and Inducon East Phase III in 2004.