Form 10-Q
period 2005-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2005-05-16
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

Commission File Number: 0-16561
                        -------


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                          16-1275925
-----------------------                       --------------------------------
(State of organization)                       (IRS Employer Identification No.)


2350 North Forest Road, Getzville, New York  14068
--------------------------------------------------
(Address of principal executive offices)

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
                                       -------------------------------------

                                                                                 (Unaudited)
                                                                                  March 31,          December 31,
                                                                                    2005                  2004
                                                                                --------------        --------------
                   Assets
---------------------------------------------
Property and equipment, all held for sale                                         $ 8,660,954             8,620,133
Less accumulated depreciation                                                       2,769,662             2,769,662
                                                                                --------------        --------------
                                                                                    5,891,292             5,850,471
Receivable from affiliates                                                                 --               125,782
Other assets                                                                          361,324               414,907
                                                                                --------------        --------------
     Total assets                                                                 $ 6,252,616             6,391,160
                                                                                ==============        ==============

      Liabilities and Partners' Equity
---------------------------------------------
Mortgage loans payable                                                              5,718,233             5,735,563
Accounts payable and accrued expenses                                                 268,575               299,121
Payable to affiliates                                                                  65,287                    --
Other liabilities                                                                      63,429                62,997
Partners' equity                                                                      137,092               293,479
                                                                                --------------        --------------
     Total liabilities and partners' equity                                       $ 6,252,616             6,391,160
                                                                                ==============        ==============

                                  Condensed Consolidated Statements of Operations
                                  -----------------------------------------------
                                                    (Unaudited)
                                                                                   Three months ended March 31,
                                                                                ------------------------------------
                                                                                    2005                  2004
                                                                                --------------        --------------
Rental income                                                                      $  139,610                96,963

Other income                                                                           87,069               105,671
                                                                                --------------        --------------
     Total income                                                                     226,679               202,634
                                                                                --------------        --------------
Property operating costs                                                              166,172               192,147
Administrative expense - affiliates                                                    36,146                62,744
Other administrative expense                                                           63,552                94,538
Interest                                                                              117,196               216,872
                                                                                --------------        --------------
     Total expenses                                                                   383,066               566,301
                                                                                --------------        --------------
Loss before gain on sale of properties                                               (156,387)             (363,667)

Gain on sale of properties                                                                 --               252,570
                                                                                --------------        --------------
     Net loss                                                                      $ (156,387)             (111,097)
                                                                                ==============        ==============
Net loss per limited partnership unit                                              $    (7.22)                (4.77)
                                                                                ==============        ==============
Weighted average limited partnership units outstanding                                 21,003                21,003
                                                                                ==============        ==============

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------
                                   (Unaudited)

                                                                                   Three months ended March 31,
                                                                                ------------------------------------
                                                                                    2005                  2004
                                                                                --------------        --------------
Cash provided (used) by:
Operating activities:
     Net loss                                                                   $    (156,387)             (111,097)
     Gain on sale of properties                                                            --              (252,570)
     Adjustments - other, principally changes
          in other assets and liabilities                                             214,538              (750,489)
                                                                                --------------        --------------
          Net cash provided (used) by operating activities                             58,151            (1,114,156)
                                                                                --------------        --------------
Investing activities:
     Additions to property and equipment                                              (40,821)              (10,010)
     Net proceeds from sale of properties                                                  --             1,286,086
                                                                                --------------        --------------
          Net cash provided (used) by investing activities                            (40,821)            1,276,076
                                                                                --------------        --------------
Financing activities - principal payments on mortgage loans                           (17,330)              (14,842)
                                                                                --------------        --------------
Net increase in cash and equivalents                                                       --               147,078
Cash and equivalents at beginning of period                                                --               384,781
                                                                                --------------        --------------
Cash and equivalents at end of period                                           $          --               531,859
                                                                                ==============        ==============

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

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

Basis of Presentation
---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2004 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2005, the Partnership owned and operated one commercial property. The property is being actively marketed for sale and, therefore, is not being depreciated. Depreciation not recorded for the three months ended March 31, 2005 and 2004 was approximately $70,000 and $66,000, respectively.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. As a result of the operating loss and capital improvements at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first three months of 2005. In accordance with the settlement of the lawsuit (Part II, Item
1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first quarter of 2004, the Partnership's loss excluding sold properties (The Paddock, Inducon Phase I, Inducon Phase II and Inducon Phase
III) decreased approximately $106,000 from a loss of $262,536 in 2004 to a loss of $156,387 in 2005.

Excluding the sold properties, rental income at Commercial Park West increased approximately $47,000 due to decreased vacancies (54% occupancy at March 31, 2005).

Excluding the sold properties, total expenses decreased approximately $55,000. Property operations decreased $4,000 due to an decrease in utilities of $4,000, a decrease of approximately $16,000 primarily related to carpeting replacement offset by an increase in payroll expense of $7,000, an increase in insurance expense of $4,000 and $5,000 related to heating repairs. The decrease in administrative expense and reimbursement to affiliates of approximately $35,000 was a result of a decrease in management fees and portfolio reimbursed expense. Other administrative expenses decreased approximately $9,000 due to decrease in legal expense. Interest expense decreased due to a larger portion of each mortgage payment being applied to the outstanding principal balance.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2004.

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


              May 16, 2005                /s/ Joseph M. Jayson
              ------------                -------------------------------
                  Date                    Joseph M. Jayson,
                                          Individual General Partner and
                                          Principal Financial Officer