Form 10-Q
period 2005-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2005-08-15
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2005

                                       or

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


2350 North Forest Road, Getzville, New York 14068
-------------------------------------------------
(Address of principal executive offices)

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
------- --------------------

                                        Condensed Consolidated Balance Sheets
                                        -------------------------------------


                                                                                        (Unaudited)
                                                                                          June 30,       December 31,
                                                                                            2005             2004
                                                                                      ---------------- ---------------
                   Assets
----------------------------------------------
Property and equipment, all held for sale                                             $     8,660,954       8,620,133
Less accumulated depreciation                                                               2,769,662       2,769,662
                                                                                      ---------------- ---------------
                                                                                            5,891,292       5,850,471
Receivable from affiliates                                                                          -         125,782
Other assets                                                                                  308,355         414,907
                                                                                      ---------------- ---------------
     Total assets                                                                     $     6,199,647       6,391,160
                                                                                      ================ ===============

      Liabilities and Partners' Equity
----------------------------------------------
Mortgage loan payable                                                                       5,703,102       5,735,563
Accounts payable and accrued expenses                                                         254,015         299,121
Payable to affiliates                                                                         135,740               -
Other liabilities                                                                             102,695          62,997
Partners' equity                                                                                4,095         293,479
                                                                                      ---------------- ---------------
     Total liabilities and partners' equity                                           $     6,199,647       6,391,160
                                                                                      ================ ===============

                              Condensed Consolidated Statements of Operations
                              -----------------------------------------------
                                                (Unaudited)

                                                      Three months ended June 30,        Six months ended June 30,
                                                   ---------------------------------  -------------------------------
                                                         2005             2004             2005             2004
                                                   ----------------  ---------------  ---------------  --------------
Rental income                                      $       126,647          164,518          266,257         261,481
Other income                                               116,769           65,188          203,838         170,859
                                                   ----------------  ---------------  ---------------  --------------
     Total income                                          243,416          229,706          470,095         432,340
                                                   ----------------  ---------------  ---------------  --------------
Property operating costs                                   203,091          318,653          369,263         510,800
Administrative expense - affiliates                         29,810           45,272           65,956         108,016
Other administrative expense                                25,350           94,755           88,902         189,293
Interest                                                   118,162           24,630          235,358         241,502
                                                   ----------------  ---------------  ---------------  --------------
     Total expenses                                        376,413          483,310          759,479       1,049,611
                                                   ----------------  ---------------  ---------------  --------------

Loss before gain on sale of properties                    (132,997)        (253,604)        (289,384)       (617,271)
Gain on sale of properties                                       -                -                -         252,570
                                                   ----------------  ---------------  ---------------  --------------
     Net loss                                      $      (132,997)        (253,604)        (289,384)       (364,701)
                                                   ================  ===============  ===============  ==============
Net loss per limited partnership unit              $         (6.14)          (11.71)          (13.36)         (16.48)
                                                   ================  ===============  ===============  ==============
Weighted average limited partnership units
     outstanding                                            21,003           21,003           21,003          21,003
                                                   ================  ===============  ===============  ==============

                                   Condensed Consolidated Statements of Cash Flows
                                   -----------------------------------------------
                                                     (Unaudited)

                                                                                         Six months ended June 30,
                                                                                      --------------------------------
                                                                                           2005             2004
                                                                                      ---------------- ---------------
Cash provided by (used in):
Operating activities:
     Net loss                                                                         $      (289,384)       (364,701)
     Gain on sale of properties                                                                     -        (252,570)
     Adjustments - other, principally changes in other assets and liabilities                 362,666        (387,066)
                                                                                      ---------------- ---------------
          Net cash used in operating activities                                                73,282      (1,004,337)
                                                                                      ---------------- ---------------
Investing activities:
     Additions to property and equipment                                                      (40,821)        (46,238)
     Net proceeds from sale of properties                                                           -       1,286,086
                                                                                      ---------------- ---------------
          Net cash provided by (used in) investing activities                                 (40,821)      1,239,848
                                                                                      ---------------- ---------------
Financing activities -  principal payments on mortgage loan                                   (32,461)        (28,705)
                                                                                      ---------------- ---------------
Net increase in cash and equivalents                                                                -         206,806
Cash and equivalents at beginning of period                                                         -         384,781
                                                                                      ---------------- ---------------
Cash and equivalents at end of period                                                 $             -         591,587
                                                                                      ================ ===============

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2005 and 2004
                                   (Unaudited)

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

Property and Equipment
----------------------

At June 30, 2005, the Partnership owned and operated one commercial property. The property is being actively marketed for sale and, therefore, is not being depreciated. Depreciation not recorded for the three and six months ended June 30, 2005 was approximately $70,000 and $140,000, respectively. Depreciation not recorded for the three and six months ended June 30, 2004 was approximately $66,000 and $132,000, respectively.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. As a result of the operating loss and capital improvements at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first six months of 2005. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first six months of 2004, the Partnership's loss excluding sold properties (The Paddock, Inducon Phase I, Inducon Phase II, and Inducon Phase III) decreased approximately $74,000 from a loss of $363,311 in 2004 to a loss of $289,384 in 2005.

Excluding the sold properties, rental income at Commercial Park West remained fairly consistent (53% occupancy at June 30, 2005 and 2004). Other income increased $33,000 due to a reimbursement for remodeling at Commercial Park West.

Excluding the sold properties, total expenses decreased approximately $36,000. Property operations increased $37,000 due to an increase in leasing services of $32,000, insurance expense of $8,000, and repairs and maintenance of approximately $27,000 primarily related to heating and furnace repairs offset by a decrease in property employee salaries of $30,000. The decrease in administrative expense and reimbursement to affiliates of approximately $42,000 was a result of a decrease in management fees and portfolio reimbursed expense. Other administrative expenses decreased approximately $25,000 due to decreases in legal expenses, office rent and other professional fees. Interest expense decreased $6,000 as a result of decrease in the amount owed to affiliates and less interest due on the mortgage loan.

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


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V


              August 15, 2005                 /s/ Joseph M. Jayson
              ---------------                 ------------------------------
                   Date                       Joseph M. Jayson,
                                              Individual General Partner and
                                              Principal Financial Officer