Form 10-Q
period 2005-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2005-11-14
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2005
                               ------------------

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

                                          Condensed Consolidated Balance Sheets
                                          -------------------------------------


                                                                                       (Unaudited)
                                                                                       September 30,      December 31,
                                                                                           2005              2004
                                                                                     ----------------  ---------------
                   Assets
----------------------------------------------
Property and equipment, all held for sale                                            $      8,660,954        8,620,133
Less accumulated depreciation                                                               2,769,662        2,769,662
                                                                                     ----------------  ---------------
                                                                                            5,891,292        5,850,471
Receivable from affiliates                                                                         --          125,782
Other assets                                                                                  363,580          414,907
                                                                                     ----------------  ---------------
     Total assets                                                                    $      6,254,872        6,391,160
                                                                                     ================  ===============

      Liabilities and Partners' Equity
----------------------------------------------
Mortgage loan payable                                                                       5,687,646        5,735,563
Accounts payable and accrued expenses                                                         274,632          299,121
Payable to affiliates                                                                          18,928               --
Other liabilities                                                                             370,663           62,997
Partners' equity (deficiency)                                                                 (96,997)         293,479
                                                                                     ----------------  ---------------
     Total liabilities and partners' equity                                          $      6,254,872        6,391,160
                                                                                     ================  ===============

                                    Condensed Consolidated Statements of Operations
                                    -----------------------------------------------
                                                      (Unaudited)

                                                      Three months ended Sept 30,    Nine months ended Sept 30,
                                                     ---------------------------     --------------------------
                                                        2005           2004             2005          2004
                                                     -----------    ------------     ----------    ----------
Rental income                                         $  131,290       152,159          397,547       413,640
Other income                                              68,796       124,535          272,634       295,394
                                                      ----------    ----------       ----------    ----------
     Total income                                        200,086       276,694          670,181       709,034
                                                      ----------    ----------       ----------    ----------
Property operating costs                                 144,014       238,183          513,277       748,983
Administrative expense - affiliates                       30,382        41,479           96,338       149,495
Other administrative expense                               8,555        54,471           97,457       243,764
Interest                                                 118,227       119,112          353,585       360,614
                                                      ----------    ----------       ----------    ----------
     Total expenses                                      301,178       453,245        1,060,657     1,502,856
                                                      ----------    ----------       ----------    ----------

Loss before gain on sale of properties                  (101,092)     (176,551)        (390,476)     (793,822)
Gain on sale of properties                                    --            --               --       252,570
                                                      ----------    ----------       ----------    ----------
     Net loss                                         $ (101,092)     (176,551)        (390,476)     (541,252)
                                                      ==========    ==========       ==========    ==========
Net loss per limited partnership unit                 $    (4.67)        (8.15)          (18.03)       (24.64)
                                                      ==========    ==========       ==========    ==========
Weighted average limited partnership units
     Outstanding                                          21,003        21,003           21,003        21,003
                                                      ==========    ==========       ==========    ==========

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------
                                   (Unaudited)

                                                                                    Nine months ended September 30,
                                                                                    ------------------------------
                                                                                       2005                2004
                                                                                    ----------         -----------
Cash provided by (used in):
Operating activities:
     Net loss                                                                       $ (390,476)          (541,252)
     Gain on sale of properties                                                             --           (252,570)
     Adjustments - other, principally changes in other assets and liabilities          479,214           (553,584)
                                                                                    ----------         ----------
          Net cash used in operating activities                                         88,738         (1,347,406)
                                                                                    ----------         ----------
Investing activities:
     Additions to property and equipment                                               (40,821)          (184,773)
     Net proceeds from sale of properties                                                   --          1,286,086
                                                                                    ----------         ----------
          Net cash provided by (used in) investing activities                          (40,821)         1,101,313
                                                                                    ----------         ----------
Financing activities -  principal payments on mortgage loan                            (47,917)           (41,544)
                                                                                    ----------         ----------
Net decrease in cash and equivalents                                                        --           (287,637)
Cash and equivalents at beginning of period                                                 --            384,781
                                                                                    ----------         ----------
Cash and equivalents at end of period                                               $       --             97,144
                                                                                    ==========         ==========

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2005 and 2004
                                   (Unaudited)

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

Property and Equipment
----------------------

At September 30, 2005, the Partnership owned and operated one commercial property. The property is being actively marketed for sale and, therefore, is not being depreciated. Depreciation not recorded for the three and nine months ended September 30, 2005 was approximately $70,000 and $210,000, respectively. Depreciation not recorded for the three and nine months ended September 30, 2004 was approximately $68,000 and $200,000, respectively.

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. As a result of the operating loss and capital improvements at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first nine months of 2005. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first nine months of 2004, the Partnership's loss excluding sold properties (The Paddock, Inducon Phase I, Inducon Phase II, and Inducon Phase III) decreased approximately $149,000 from a loss of $539,862 in 2004 to a loss of $390,476 in 2005.

Excluding the sold properties, rental income at Commercial Park West decreased approximately $39,000 due to increased vacancies.

Excluding the sold properties, total expenses decreased approximately $188,000. Property operations decreased approximately $57,000 primarily due to an decreases in carpeting and other repairs of $40,000, payroll of $30,000, landscaping of $8,000 and heating and air conditioning costs of $14,000 offset by increases in insurance of $11,000, leasing fees of $8,000 and other utilities of $16,000. The decrease in administrative expense and reimbursement to affiliates of approximately $53,000 was a result of a decrease in management fees and portfolio reimbursed expense. Other administrative expenses decreased approximately $71,000 due to decreases in legal expenses, advertising expense, office rent and other professional fees. Interest expense decreased $7,000 due to a larger portion of each mortgage payment being applied to the principal balance of the loan.

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


              November 14, 2005                 /s/ Joseph M. Jayson
              -----------------                 ------------------------------
                    Date                        Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer