Form 10-K
period 2005-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2006-04-03
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005
                                             -----------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission File Number 0-16561

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
               ---------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

         Delaware                                       16-1275925
------------------------                    --------------------------------
  (State of Formation)                      (IRS Employer Identification No.)

                2350 North Forest Road Getzville, New York 14068
                ------------------------------------------------
                     (Address of Principal Executive Office)

                 Registrant's Telephone Number: (716) 636-9090
                                                --------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
         [ ] Yes                  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
         [ ] Yes                  [X] No

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         [X] Yes                 [ ] No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.
         [X]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
[ ] Large accelerated filer   [ ] Accelerated filer    [X] Non-accelerated filer

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
         [ ] Yes              [X] No


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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2005, the Partnership, either directly or through limited liability, wholly owned subsidiary companies, owned a 115,000 square foot office complex in Durham, North Carolina (Commercial Park West). Additionally, at December 31, 2005, the Partnership owned 96 acres of vacant land in Amherst, New York, which subsequently was sold on January 20, 2006, resulting in a loss of approximately $6,000. On February 9, 2004, the Partnership sold The Paddock Building, Inducon East (Phase I and Phase II), and Inducon East Phase III, to an unaffiliated entity. The sale was for cash of $1,665,000 along with a note from the buyer in the amount of $185,000 and assumption of approximately $9,000,000 of outstanding mortgage loans, resulting in a net gain of approximately $500,000. However, this does not necessarily mean that cash proceeds will be available for distribution in an amount equal to the gain. The remaining property, Commercial Park West, is currently being actively marketed for sale.

         It is anticipated that the Partnership will be entering into a sales contract in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sale will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2005, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2005 were employees of the Corporate General Partner or its affiliates.

         The occupancy for each complex as of December 31 was as follows:

                                       2005             2004           2003
                                       ----             ----           ----
The Paddock Building                     -                -             75%
Commercial Park West                    58%              50%            38%
Inducon East                             -                -             52%
Inducon East Phase III                   -                -             82%

         The percent of total Partnership revenue generated by each complex for the last three years was as follows:

                                       2005             2004            2003
                                       ----             ----            ----
The Paddock Building                     -                1%             12%
Commercial Park West                   100%              95%             34%
Inducon East                             -                3%             35%
Inducon East Phase III                   -                1%             19%

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

ITEM 1A:  RISK FACTORS
--------  ------------

         Investors or potential investors in Realmark Property Investors Limited Partnership - V should carefully consider the risks described below. These risks are not the only ones we face. Additional risks of which we are presently unaware or that we currently consider immaterial may also impair our business operations and hinder our financial performance, including our ability to make distributions to our investors. We have organized our summary of these risks into five subsections:

         o  real estate related risks;
         o  financing risks;
         o  tax risks;
         o  environmental and other legal risks; and
         o  risks for investors.

         This section includes forward-looking statements.

                            Real Estate Related Risks

We face substantial competition

         All of our properties are located in developed areas where we face substantial competition from other properties and from other real estate companies that own or may develop or renovate competing properties. The number of competitive properties and real estate companies could have a material adverse effect on our ability to rent our properties and the rents we charge. In addition, the activities of these competitors and these factors could:

         o decrease the rental rates that we would be able to charge in the absence of such direct competition; and
         o reduce the occupancy rates that we would otherwise be able to achieve.

         The factors could materially and adversely affect the value of our portfolio, our results of operations and our ability to pay amounts due on our debt and distributions to our investors.

Changes in market or economic conditions may affect our business negatively

         General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation. We are unable to determine the precise effect that the performance of the worldwide or United States economies will have on us or on the value of our property.

Terrorism could impair our business

         Terrorist attacks and other acts of violence or war could have a material adverse effect on our business and operating results. Attacks that directly affect one or more of our commercial properties could significantly affect our ability to operate those properties and impair our ability to achieve the results we expect. Our insurance coverage may not cover any losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the United States economy could similarly have a material adverse effect on our business and results of operations.

Our commercial and office tenants may go bankrupt or be unable to make lease payments

         Our operating revenues from our commercial and office properties depend on entering into leases with and collecting rents from tenants. Economic conditions may adversely affect tenants and potential tenants in our market and, accordingly, could affect their ability to pay rents and possibly to occupy their space. Tenants may experience bankruptcies and various bankruptcy laws may reject those leases or terminate them. If leases expire or end, replacement tenants may not be available upon acceptable terms and conditions. In addition, if the market rental rates are lower than the previous contractual rates, our cash flows and net income could suffer a negative impact. As a result, if a significant number of our commercial or office tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, it would negatively affect our financial performance.

Real estate properties are illiquid and may be difficult to sell, particularly in a poor market environment

         Real estate investments are relatively illiquid, which tends to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions.

Losses from natural catastrophes may exceed our insurance coverage

         We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance on our properties, which we believe is customary in amount and type for real property assets. Some losses, however, generally of a catastrophic nature, such as losses from floods, may be subject to limitations. We may not be able to maintain our insurance at a reasonable cost or in sufficient amounts to protect us against potential losses. Further, our insurance costs could increase in future periods. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of the lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impractical to use insurance proceeds to replace a damaged or destroyed property.

                                 Financing Risks

We may be unable to refinance our existing debt or we may only be able to do so on unfavorable terms

         We are subject to the normal risks associated with debt financing, including:

         o the risk that our cash flow will be insufficient to meet required payments of principal and interest; and
         o the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt.

                                    Tax Risks

Our operating partnership may fail to be treated as a partnership for federal income tax purposes

         Management believes that our operating partnership qualifies, and has qualified since its formation as a partnership for federal income tax purposes and not as a publicly traded partnership taxable as a corporation. We can provide no assurance, however, that the IRS will not challenge the treatment of the operating partnership as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating the operating partnership as a corporation for federal income tax purposes, then the taxable income of the operating partnership would be taxable at regular corporate income tax rates.

                       Environmental and Other Legal Risks

We may have liability under environmental laws

         Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. Therefore, we may have liability with respect to properties we have already sold. If environmental problems arise, we may have to take extensive measures to remedy the problems, which could adversely affect our cash flow and our ability to pay distributions to our investors because:

         o  we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;
         o  the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;
         o even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and
         o governmental entities or other third parties may sue the owner or operator of a contaminated site for damages and costs.

         These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous or toxic substances or petroleum products and the failure to remediate that contamination properly may materially and adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.

We may face risks related to mold and asbestos

         Recently, there has been an increasing number of lawsuits against owners and managers of properties alleging personal injury and property damage caused by the presence of mold in real estate.

         Some of these lawsuits have resulted in substantial monetary judgments or settlements. Although our insurance policy currently does not exclude mold-related claims, we cannot provide any assurance that we will be able to obtain coverage in the future for those claims at a commercially reasonable price or at all. The presence of significant mold could expose us to liability to tenants and others if allegations regarding property damage, health concerns or similar claims arise.

         Environmental laws also govern the presence, maintenance and removal of asbestos. Those laws require that owners or operators of buildings containing asbestos:

         o  properly manage and maintain the asbestos;
         o  notify and train those who may come into contact with asbestos; and
         o undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

         Those laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow others to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

We face risks in complying with Section 404 of the Sarbanes-Oxley Act of 2002

         To comply with Section 404 of the Sarbanes-Oxley Act of 2002, we must furnish a report by our management on our internal controls over financial reporting with our annual report on Form 10-K for our fiscal year ending December 31, 2007. The report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of that fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting. Material weakness in internal controls over financial reporting is defined as "a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected." The report will also contain a statement that our auditors have issued an attestation report on management's assessment of our internal controls.

         Testing of our internal controls will begin no later than the second quarter of fiscal 2007. This testing will include documenting our procedures and an analysis of the segregation of duties. In the course of our evaluation and testing of internal controls, we may identify areas for improvement in the documentation, design and effectiveness of our internal controls, and these areas of improvement may be material. We may elect or be required to disclose those weaknesses before we have remediated them. We cannot assure you that we will not discover material weaknesses in the course of our testing and be required to disclose them. Given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance regarding our conclusions, or regarding the conclusions of our independent auditor, as of December 31, 2007 with respect to the effectiveness of our internal controls over financial reporting.

Failure to comply with the Americans with Disabilities Act or other similar laws could result in substantial costs

         A number of federal, state and local laws and regulations (including the Americans with Disabilities Act) may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features that add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial , and restrictions on construction or completion of renovations may limit implementation of our investment strategy in certain instances or reduce overall returns on our investments, which could have a material adverse effect on us and our ability to pay distributions to investors and to pay amounts due on our debt.

                               Risks for Investors

We do not pay regular distributions, and we do not anticipate making any distributions to investors for the indefinite future, other than in the winding down of the Partnership

         Unlike other Partnerships that pay regular distributions, we have not paid regular distributions, and we presently have no plans to pay regular distributions. Since 2001, we have paid distributions only out of the proceeds of property sales as a result of the winding down of the Partnership.

ITEM 1B: UNRESOLVED STAFF COMMENTS.
-------- --------------------------

         None.

ITEM 2:  PROPERTIES
-------  ----------

         The following is a list of properties owned by the Partnership at December 31, 2005:

 Property Name
  and Location             General Character of Property                                Purchase Date
  ------------             -----------------------------                                -------------
Commercial Park West       Office complex of 3 buildings totaling                        June 1991
  Durham, NC               115,021 square feet, securing an 8.07% mortgage
                           with a balance at December 31, 2005 of
                           $5,670,597,  maturing in 2029.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         None.
                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2005, there were 1,909 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2005, 2004 and 2003.

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

ITEM 6:    SELECTED FINANCIAL DATA
-------    -----------------------

                                                       At or for the years ended December 31,
                                  ----------------------------------------------------------------------------------
                                       2005              2004              2003            2002           2001
                                  ----------------------------------------------------------------------------------
BALANCE SHEET DATA
Net rental property               $   5,891,292        5,850,471         15,064,503     14,845,800       18,051,974
Total assets                          6,233,361        6,391,160         17,056,942     17,633,554       20,818,089
Mortgage loans payable                5,670,597        5,735,563         14,806,326     15,042,196       19,972,850
Partners' equity (deficit)             (282,063)         293,479          1,106,270      2,167,003          328,658
                                  ==================================================================================
OPERATING DATA
Rental income                           848,057          754,198          2,250,321      4,012,027        5,055,735
Other income                             44,687          127,910             35,020        111,596          158,899
                                  ----------------------------------------------------------------------------------
Total revenue                           892,744          882,108          2,285,341      4,123,623        5,214,634
                                  ----------------------------------------------------------------------------------
Property operating costs                728,546          902,913          1,425,385      1,866,451        2,204,230
Interest expense                        472,614          481,607          1,234,545      1,431,869        1,643,099
Administrative expenses                 267,126          562,949            686,144        863,779          967,651
                                  ----------------------------------------------------------------------------------
Total expenses                        1,468,286        1,947,469          3,346,074      4,162,099        4,814,980
                                  ----------------------------------------------------------------------------------
Income (loss) before gain on
  sale of property                     (575,542)      (1,065,361)        (1,060,733)       (38,476)         399,654
Gain on sale of property                      -          252,570                  -      2,726,821                -
                                  ----------------------------------------------------------------------------------
Net income (loss)                 $    (575,542)         812,791         (1,060,733)     2,688,345          399,654
                                  ==================================================================================
CASH FLOW DATA
Net cash provided (used) by:
Operating activities                   (255,869)        (728,358)           213,092       (387,969)         230,276
Investing activities                    (40,821)         402,184            133,712      5,780,401         (279,477)
Financing activities                    372,534          (58,607)          (235,870)    (5,780,654)        (251,030)
                                  ----------------------------------------------------------------------------------
Net increase (decrease) in cash
  and equivalents                 $      75,844         (384,781)           110,934       (388,222)        (300,231)
                                  ==================================================================================
PER LIMITED PARTNERSHIP UNIT:
Net income (loss)                 $      (26.58)          (38.74)            (48.99)        116.44            18.46
Distributions                     $           -                -                  -          40.47                -
                                  ==================================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources:
--------------------------------

         Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. Although the Partnership experienced an increase in cash of approximately $111,000 for the year ended December 31, 2003, the Partnership continued to experience difficulties generating sufficient cash to cover its financial obligations without relying on money from related parties. The Partnership experienced a decrease in cash of approximately $385,000 in 2004, and again relied on cash from related parties in order to provide sufficient cash flow to meet the Partnership's operating obligations. In 2005, the Partnership experienced an increase in cash of approximately $76,000 due primarily to proceeds from a $437,500 loan payable. The Partnership made no distributions to partners in 2005, 2004 or 2003. In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining properties, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

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

Results of Operations:
----------------------

         The results of operations of the Partnership, excluding Inducon East, Inducon East Phase II and the Paddock Building (the "Sold Assets") which were sold in February 2004 produced a net loss of $575,542 for the year ended December 31, 2005. The results compare to a net loss excluding the Sold Assets of $957,568 in 2004, and a net loss, excluding the Sold Assets of $759,647 in 2003.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2005 as compared to 2004
------------------------

         As discussed previously, the Partnership has one remaining property, Commercial Park West, which experienced an increase in rental income of approximately 12% for the year ended December 31, 2005 as compared to 2004 due to an small increase in occupancy and an increase in common area maintenance revenue. Other income increased approximately $33,000 primarily due to reimbursement for capital expenditures.

         Total expenses for the year ended December 31, 2005 decreased approximately $225,000 as compared to 2004, excluding the Sold Assets. The property operations expense at Commercial Park West remained fairly consistent. Other administrative expenses decreased approximately $103,000 due to decreases in legal fees, advertising, professional fees and licensing and permits. Administrative expense and reimbursement to affiliated parties decreased approximately $118,000 due to a decrease in portfolio management of approximately $125,000 as a result of a change in allocation offset by an increase in management fees of $7,000, which correlates to the increase in rental income. Interest expense decreased approximately $9,000 due to a decrease in mortgage principal.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------- -------------------------------------------

         Listed under Item 15 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

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

ITEM 9B: OTHER INFORMATION
-------- -----------------

         None.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2005, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 67, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 43 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 43 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 24 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 65, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 34 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School

System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee
---------------

         The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Joseph M. Jayson and Duane Neyman, CPA.

Audit Committee Financial Expert
--------------------------------

         The Directors and Executive Officers of the Corporate General Partner have determined that Duane Neyman, CPA is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Neyman is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances, namely that the Partnership is small in size and there is limited personnel. Mr. Neyman is not independent as a result of being an employee of an affiliate of the Corporate General Partner.

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

         Realmark Property Investors Limited Partnership - V
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2005. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 1,642.3 units of limited partnership interest amounting to approximately 7.8% of the Partnership interest at December 31, 2005. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2005, owned 17 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-------- --------------------------------------

Audit Engagement: Toski, Schaefer & Co., P.C. was engaged as the Partnership's independent auditor for years 2005 and 2004. All fees incurred for the years ended December 31, 2005 and 2004 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Toski, Schaefer & Co., P.C. for the years ended December 31, 2005 and 2004 totaled $22,000 and $42,000, respectively.

Audit-Related Fees:  None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2005, and 2004. The fees for these services amounted to $5,435 each year.

All Other Fees:  None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2005 were pre-approved by the Audit Committee.

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

         The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2005 and 2004, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2005.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
-------- -----------------------------------------

(a)      Consolidated Financial Statements                                             Page
         ---------------------------------                                             ----
         Independent Auditor's Report                                                   F-1
         Consolidated Balance Sheets as of December 31, 2005 and 2004                   F-2
         Consolidated Statements of Operations for the years ended
           December 31, 2005, 2004 and 2003                                             F-3
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2005, 2004 and 2003                                       F-4
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2005, 2004 and 2003                                             F-5
         Notes to Consolidated Financial Statements                                     F-6

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i) Schedule III - Real Estate and Accumulated Depreciation                   F-14

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Exhibits
         --------

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


By:      /s/ Joseph M. Jayson                                 March 31, 2006
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

         /s/ Joseph M. Jayson                                 March 31, 2006
         --------------------                                 --------------
         JOSEPH M. JAYSON,                                         Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                 March 31, 2006
         --------------------                                 --------------
         JUDITH P. JAYSON,                                         Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited
    Partnership - V:


We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - V and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - V and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 8 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.



                                                /s/ TOSKI, SCHAEFER & CO., P.C.
                                                -------------------------------
                                                TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 31, 2006

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2005 and 2004


                           Assets                                                              2005           2004
                           ------                                                              ----           ----
Property and equipment, at cost, all held for sale:
     Land and improvements                                                                 $ 1,522,316      1,522,316
     Buildings and improvements                                                              7,138,638      7,097,817
                                                                                           -----------    -----------
                                                                                             8,660,954      8,620,133
     Less accumulated depreciation                                                           2,769,662      2,769,662
                                                                                           -----------    -----------

                           Net property and equipment                                        5,891,292      5,850,471

Cash and cash equivalents                                                                       75,844             --
Accounts receivable                                                                             27,256         60,855
Receivables from affiliated parties                                                             18,725        125,782
Escrow deposits                                                                                 50,977        222,444
Deferred mortgage costs, less accumulated amortization
     of $39,289 in 2005 and $33,085 in 2004                                                     84,781         90,985
Other assets                                                                                    84,486         40,623
                                                                                           -----------    -----------

                           Total assets                                                    $ 6,233,361      6,391,160
                                                                                           ===========    ===========

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
     Mortgage loans payable                                                                  5,670,597      5,735,563
     Accounts payable and accrued expenses                                                     269,411        259,263
     Loan payable                                                                              437,500             --
     Accrued interest payable                                                                   39,406         39,858
Security deposits and prepaid rents                                                             98,510         62,997
                                                                                           -----------    -----------

                           Total liabilities                                                 6,515,424      6,097,681
                                                                                           -----------    -----------

Partners' equity (deficit):
     General partners                                                                         (207,459)      (190,193)
Limited partners                                                                               (74,604)       483,672
                                                                                           -----------    -----------

                           Total partners' equity                                             (282,063)       293,479
                                                                                           -----------    -----------

                           Total liabilities and partners' equity                          $ 6,233,361      6,391,160

          See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years Ended December 31, 2005, 2004 and 2003





                                                     2005          2004           2003
                                                     ----          ----           ----
Income:
     Rental                                      $   848,057        754,198      2,250,321
     Interest and other                               44,687        127,910         35,020
                                                 -----------    -----------    -----------

                           Total income              892,744        882,108      2,285,341
                                                 -----------    -----------    -----------

Expenses:
     Property operations                             728,546        902,913      1,425,385
     Interest                                        472,614        481,607      1,234,545
     Administrative:
         Affiliated parties                          143,006        260,657        407,729
         Other                                       124,120        302,292        278,415
                                                 -----------    -----------    -----------

                           Total expenses          1,468,286      1,947,469      3,346,074
                                                 -----------    -----------    -----------

Loss before gain on sale of properties              (575,542)    (1,065,361)    (1,060,733)

Gain on sale of properties                                --        252,570             --
                                                 -----------    -----------    -----------

                           Net loss              $  (575,542)      (812,791)    (1,060,733)
                                                 ===========    ===========    ===========

Net loss per limited partnership unit            $    (26.58)        (38.74)        (48.99)
                                                 ===========    ===========    ===========


Weighted average number of limited partnership
     units outstanding                              21,002.8       21,002.8       21,002.8
                                                 ===========    ===========    ===========









          See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                   Consolidated Statements of Partners' Equity
                  Years Ended December 31, 2005, 2004 and 2003






                                                                 General        Limited Partners
                                                                 Partners      Units      Amount
                                                                 --------      -----      ------
Balances at December 31, 2002                                   $ (159,244)   21,002.8    2,326,247

Net loss                                                           (31,822)         --   (1,028,911)
                                                                ----------    --------   ----------

Balances at December 31, 2003                                     (191,066)   21,002.8    1,297,336

Net income (loss)                                                      873          --     (813,664)
                                                                ----------    --------   ----------

Balances at December 31, 2004                                     (190,193)   21,002.8      483,672

Net loss                                                           (17,266)         --     (558,276)
                                                                ----------    --------   ----------

Balances at December 31, 2005                                   $ (207,459)   21,002.8      (74,604)
                                                                ==========    ========   ==========
























          See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2005, 2004 and 2003

                                                                           2005          2004          2003
                                                                           ----          ----          ----
Cash flows from operating activities:
     Net loss                                                           $ (575,542)     (812,791)   (1,060,733)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
              Amortization                                                   6,204        52,262        89,617
              Gain on sale of property                                          --      (252,570)           --
              Changes in:
                  Accounts receivable                                       33,599       (13,642)       60,702
                  Receivables from affiliated parties                      107,057      (125,782)       33,177
                  Escrow deposits                                          171,467       866,838       415,266
                  Other assets                                             (43,863)      339,555         7,487
                  Accounts payable and accrued expenses                     10,148       (65,550)      128,626
                  Payable to affiliated parties                                 --      (572,189)      572,189
                  Accrued interest payable                                    (452)      (58,483)        8,702
                  Security deposits and prepaid rents                       35,513       (86,006)      (41,941)
                                                                        ----------    ----------    ----------
                           Net cash provided by (used in)
                               operating activities                       (255,869)     (728,358)      213,092
                                                                        ----------    ----------    ----------
Cash flows from investing activities:
     Proceeds from sale of property                                             --       825,876            --
     Additions to property and equipment                                   (40,821)     (423,692)     (166,288)
     Payments on note receivable                                                --            --       300,000
                                                                        ----------    ----------    ----------
                           Net cash provided by (used in)
                               investing activities                        (40,821)      402,184       133,712
                                                                        ----------    ----------    ----------
Cash flows from financing activities:
     Principal payments on mortgage loans                                  (64,966)      (58,607)     (235,870)
     Proceeds from loan payable                                            437,500            --            --
                                                                        ----------    ----------    ----------
                           Net cash provided by (used in)
                               financing activities                        372,534       (58,607)     (235,870)
                                                                        ----------    ----------    ----------

Net increase (decrease) in cash and equivalents                             75,844      (384,781)      110,934
Cash and equivalents at beginning of year                                       --       384,781       273,847
                                                                        ----------    ----------    ----------
Cash and equivalents at end of year                                     $   75,844            --       384,781
                                                                        ==========    ==========    ==========
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                             $  473,066       540,090     1,181,106
                                                                        ==========    ==========    ==========
     Property and equipment financed by
         accounts payable                                               $       --            --        55,482
                                                                        ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


(1)  Formation and Operation of Partnership
---  --------------------------------------

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

(2)  Summary of Significant Accounting Policies
---  ------------------------------------------

     (a) Basis of Accounting and Consolidation
     --- -------------------------------------

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Partnership and its two subsidiaries that are wholly-owned:

          (1) Realmark Camelot, LLC that owned Camelot East Apartments, a 205 unit apartment complex located in Louisville, Kentucky, which was sold in 2002.

          (2) Realmark Commercial, LLC that owns Commercial Park West, a 115,021 square foot office complex located in Durham, North Carolina.

         In addition, the Partnership owned four commercial properties. These properties, which were sold in February 2004, are as follows:

                           *  The Paddock Building
                           *  Inducon East - Phase I
                           *  Inducon East - Phase II
                           *  Inducon East - Phase III

         In consolidation, all intercompany accounts and transactions have been eliminated.

     (b) Estimates
     --- ---------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued
---  -----------------------------------------------------

     (b) Estimates, Continued)
     --- ---------------------

         and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment
     --- ----------------------

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

         The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2005, no impairment in value has been recognized.

         The Partnerships' policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. The remaining property was for sale in 2005, 2004, and 2003.

     (d) Cash and Equivalents
     --- --------------------

         Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Deferred Mortgage Costs
     --- -----------------------

         Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgage.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
---  -----------------------------------------------------

    (f) Rental Income
     --- -------------

         Rental income is recognized as earned according to the terms of the leases. Leases for residential properties are generally for periods of one year or less, payable monthly. Commercial leases are generally for periods of one to five years. Delinquent residential property rent is not recorded.

     (g) Per Unit Data
     --- -------------

         Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

     (h) Fair Value of Financial Instruments
     --- -----------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2005.

     (i) Income Allocation and Distributable Cash Flow
     --- ---------------------------------------------

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

     (j) Income Taxes
     --- ------------

         No income taxes are included in the consolidated financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued
---  -----------------------------------------------------

     (j) Income Taxes, Continued)
     --- ------------------------

         since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2005, net assets for financial reporting purposes were $98,526 more than the tax bases of the net assets.

     (k) Segment Information
     --- -------------------

         The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

     (l) Recent Pronouncements
     -------------------------

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires the retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and the Partnership will adopt this provision, as applicable, during fiscal year 2006. Management anticipates that the adoption of SFAS No. 154 will have no effect on its financial statements.

(3)  Investments in Real Estate
---  --------------------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(3)  Investments in Real Estate, Continued
---  -------------------------------------

     The Partnership owns approximately 96 acres of vacant land in Amherst, New York carried at its cost of $417,473.

     All of the properties were classified as property held for sale prior to the adoption of SFAS No. 144 and continue to be actively marketed for sale. Accordingly their results of operations have been recorded in continuing operations.

     The carrying value of the assets as of December 31, 2005, and the property net loss and depreciation expense not recorded for the year ended December 31, 2005 is as follows:

                                                                                                        Depreciation
                                                                                                           expense
                                                                 Carrying value           Net               not
                  Property                                          of assets             loss             recorded
                  --------                                          ---------             ----             --------
            Commercial Park West                                 $   5,473,819           445,980           295,000
                                                                     =========           =======           =======

(4)  Mortgage Loan Payable
---  ---------------------

     Mortgage loan payable at December 31, 2005 and 2004 is as follows:

                                                                       Total             Balance
                                          Interest                    monthly          December 31,
         Property collateral                rate         Maturity     payment      2005            2004
         -------------------                ----         --------     -------      ----            ----
         Commercial Park West               8.07%           2029      $ 44,319  $ 5,670,597      5,735,563
                                                                                  =========      =========

     The aggregate maturities of the mortgages for each of the five years following 2005 and thereafter, assuming principal payments are not accelerated are as follows:

                           2006                              $       70,564
                           2007                                      76,559
                           2008                                      83,064
                           2009                                      90,121
                           2010                                      97,777
                        Thereafter                                5,252,512
                                                             --------------

                                                             $    5,670,597
                                                             ==============

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(5)  Loan Payable
---  ------------

     At December 31, 2005, the Partnership had a loan payable to an unaffiliated entity amounting to $437,500. The loan bears interest at the rate of 8% per annum and is due on the one year anniversary of the loan (December 29, 2006) or the sale of the premises known as Commercial Park West. The Partnership agreed that it will also pay the lender, out of the proceeds of the sale of Commercial Park West, additional consideration, amounting to $150,000 as a result of the enhancement of value of said property. This additional consideration will not bear interest. In connection with the sale of 96 acres of vacant land to the lender on January 20, 2006 (note 9), $250,000 of this loan was repaid.

(6)  Related Party Transactions
---  --------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                         2005              2004              2003
                                                                         ----              ----              ----
         Property management fees based on a percent-
              age (generally 6%) of rental income                     $   53,253           36,539           127,276

         Reimbursement for costs of services to the Partnership
              that include investor relations, marketing of
              properties, professional fees, communications,
              supplies, accounting, printing, postage and
              other items                                                 89,753          224,118           280,453
                                                                      ----------         --------           -------

                                                                      $  143,006          260,657           407,729
                                                                      ==========         ========           =======

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. On January 1, 2005, the interest rates on related party transactions was adjusted from 11% to 8%. Receivables from and payables to affiliated parties are payable on demand and bear interest at 8% in 2005 and 11% in 2004.

     Loan placement fees are paid or accrued to an affiliate of the general partners. The fee is calculated at 1% of the mortgage loan amounts. No such fees were paid during the years ended December 31, 2005, 2004, and 2003.

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

(7)  Leases
---  ------

     In connection with its commercial property, the Partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years, under noncancelable operating leases are as follows

                           2006                          $     1,072,331
                           2007                                  794,209
                           2008                                  639,175
                           2009                                  310,673
                           2010                                  114,782
                                                              ==========

(8)  Settlement of Lawsuit
---  ---------------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(8)  Settlement of Lawsuit, Continued)
---  ---------------------------------

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

(9)  Subsequent Event
---  ----------------

     On January 20, 2006, the Partnership sold, to an unaffiliated entity, its investment in 96 acres of vacant land in Amherst, New York for $425,000. The sale resulted in a loss of approximately $6,000.

                                             Schedule III
                                             ------------

                            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                             AND SUBSIDIARIES

                                 Real Estate and Accumulated Depreciation
                                             December 31, 2005


                                         Initial Cost to                            Gross amounts at which
                                           Partnership                            Carried at Close of period
                                    --------------------------       Cost         --------------------------
                                                   Buildings     capitalized                 Buildings
 Property                             Land and        and       subsequent to   Land and        and                 Accumulated
Description           Encumbrances  improvements  improvements   acquisition  improvements  improvements   Total    depreciation
-----------           ------------  ------------  ------------   -----------  ------------  ------------   -----    ------------
Commercial Park West
    Durham, NC         $  5,670,597      800,000    5,191,538      2,251,943    1,104,843     7,138,638   8,243,481   2,769,662

Transit Road Land
    Amherst, NY                   -      234,000            -        183,473      417,473             -     417,473           -
                       ------------    ---------    ---------     ----------    - -------     ---------   ---------   ---------

                       $  5,670,597    1,034,000    5,191,538      2,435,416    1,522,316     7,138,638   8,660,954   2,769,662
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
                                    =====        =====         ====

*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period, January 1, 2001 through December 31, 2005.

                               Schedule III, Cont.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                        December 31, 2005, 2004 and 2003


(1)  Cost for Federal income tax purposes is $8,660,954

(2) A reconciliation of the carrying amount of land and buildings for the years ended December 31, 2005, 2004 and 2003 follows:

                                                                       2005              2004               2003
                                                                       ----              ----               ----
         Balance at beginning of year                               $  8,620,133       24,128,875        23,910,172
         Additions                                                        40,821                -           218,703
         Dispositions (5)                                                      -      (15,508,742)                -
                                                                    ------------      -----------        ----------

         Balance at end of year                                     $  8,660,954        8,620,133        24,128,875
                                                                    ============      ===========        ==========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                                                        2005             2004              2003
                                                                        ----             ----              ----
         Balance at beginning of year                               $  2,769,662       9,078,199         9,078,199
         Dispositions (5)                                                      -      (6,308,537)                -
                                                                    ------------      ----------        ----------

         Balance at end of year (4)                                 $  2,769,662       2,769,662         9,078,199
                                                                    ============       =========        ==========

(4)  Balance applies entirely to buildings and improvements.

(5) Sale of The Paddock Building, Inducon East Phase I, Inducon East Phase II and Inducon East Phase III in 2004.