Form 10-Q
period 2006-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2006-05-15
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

                                       or

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

                                       Condensed Consolidated Balance Sheets
                                       -------------------------------------

                                                                                 (Unaudited)
                                                                                  March 31,            December 31,
                                                                                    2006                  2005
                                                                                --------------        --------------
                   Assets
---------------------------------------------
Property and equipment, all held for sale                                       $   8,631,444             8,660,954
Less accumulated depreciation                                                       2,769,662             2,769,662
                                                                                --------------        --------------
                                                                                    5,861,782             5,891,292
Cash and equivalents                                                                        -                75,844
Receivable from affiliates                                                             49,294                18,725
Other assets                                                                          241,764               247,500
                                                                                --------------        --------------
     Total assets                                                               $   6,152,840             6,233,361
                                                                                ==============        ==============

      Liabilities and Partners' Equity
---------------------------------------------
Mortgage loans payable                                                              5,651,982             5,670,597
Accounts payable and accrued expenses                                                 630,452               308,817
Loan payable                                                                          187,500               437,500
Accrued interest payable                                                               39,406                39,406
Other liabilities                                                                      81,367                98,510
Partners' equity                                                                     (437,867)             (282,063)
                                                                                --------------        --------------
     Total liabilities and partners' equity                                     $   6,152,840             6,233,361
                                                                                ==============        ==============

                                  Condensed Consolidated Statements of Operations
                                  -----------------------------------------------
                                                    (Unaudited)
                                                                                   Three months ended March 31,
                                                                                ------------------------------------
                                                                                    2006                  2005
                                                                                --------------        --------------
Rental income                                                                   $     212,540               139,610
Other income                                                                           70,905                87,069
                                                                                --------------        --------------
     Total income                                                                     283,445               226,679
                                                                                --------------        --------------
Property operating costs                                                              190,925               166,172
Administrative expense - affiliates                                                    30,682                36,146
Other administrative expense                                                           42,199                63,552
Interest                                                                              132,468               117,196
                                                                                --------------        --------------
     Total expenses                                                                   396,274               383,066
                                                                                --------------        --------------
Income (loss) before gain on sale of properties                                      (112,829)             (156,387)
Loss on sale of properties                                                            (42,975)                    -
                                                                                --------------        --------------
     Net loss                                                                   $    (155,804)             (156,387)
                                                                                ==============        ==============
Net loss per limited partnership unit                                           $       (7.20)                (7.22)
                                                                                ==============        ==============
Weighted average limited partnership units outstanding                                 21,003                21,003
                                                                                ==============        ==============

                                                Condensed Consolidated Statements of Cash Flows
                                                -----------------------------------------------
                                                                 (Unaudited)

                                                                                   Three months ended March 31,
                                                                                ------------------------------------
                                                                                     2006                 2005
                                                                                ---------------       --------------
Cash provided (used) by:
Operating activities:
     Net loss                                                                   $     (155,804)            (156,387)
     Loss on sale of properties                                                         42,975                    -
     Adjustments - other, principally changes
          in other assets and liabilities                                              319,065              214,538
                                                                                ---------------       --------------
          Net cash provided (used) by operating activities                             206,236               58,151
                                                                                ---------------       --------------
Investing activities:
     Additions to property and equipment                                              (387,963)             (40,821)
     Net proceeds from sale of property                                                124,498                    -
                                                                                ---------------       --------------
          Net cash provided (used) by investing activities                            (263,465)             (40,821)
                                                                                ---------------       --------------
Financing activities - principal payments on mortgage loans                            (18,615)             (17,330)
                                                                                ---------------       --------------
Net increase in cash and equivalents                                                   (75,844)                   -

Cash and equivalents at beginning of period                                             75,844                    -
                                                                                ---------------       --------------
Cash and equivalents at end of period                                           $            -                    -
                                                                                ===============       ==============

Supplemental schedule of non cash transactions:
Gross proceeds from sale of land                                                $      425,000                    -
Closing costs                                                                          (50,502)                   -
Repayment of loan payable                                                             (250,000)                   -
                                                                                ---------------       --------------
Net proceeds from sale of land                                                         124,498                    -
Book value of land, net of $250,000
   loan repayment                                                                     (167,473)                   -
                                                                                ---------------       --------------
Loss on sale of land                                                            $      (42,975)                   -
                                                                                ===============       ==============
Supplemental schedule of cash flow
    information - cash paid during the
    three month period for interest                                             $      126,522              115,628
                                                                                ===============       ==============

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2006 and 2005
                                   (Unaudited)


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

Basis of Presentation
---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2005 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2006, the Partnership owned and operated one commercial property. The property is being actively marketed for sale and, therefore, is not being depreciated. Depreciation not recorded for the three months ended March 31, 2006 and 2005 was approximately $73,000 and $70,000, respectively. In January 2006, the Partnership sold, to an unaffiliated entity, 96 acres of vacant land in Amherst, New York for $425,000. The cost of the land sold was $417,473. The Partnership also made improvements to the Commercial Park West Property of approximately $388,000.


PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. As a result of the operating loss and capital improvements at Commercial Park West, the Partnership has no cash and equivalents at March 31, 2006. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners. The cash proceeds from the sale of the Amherst land, net of the loan payoff of $250,000, amounted to approximately $125,000.

Results of Operations
---------------------

As compared to the first quarter of 2005, the Partnership's loss excluding sold property (Amherst, New York land) decreased approximately $44,000 from a loss of $156,387 in 2005 to a loss of $112,829 in 2006. The loss associated with the sale of the Amherst land amounted to approximately $43,000.

Rental income at Commercial Park West increased approximately $73,000 due to decreased vacancies (60% occupancy at March 31, 2006).

Excluding the sold property, total expenses increased approximately $13,000. Property operations increased $25,000 primarily related to carpeting replacement, painting and repairs made during the year. The decrease in administrative expense and reimbursement to affiliates of approximately $6,000 was a result of a decrease in management fees and portfolio reimbursed expense. Other administrative expenses decreased approximately $21,000 due to decrease in professional fees. Interest expense increased approximately $15,000 due to the interest paid to Acquest Development associated with the loan payable.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2005.

Item 5. Other Information
        -----------------

        (a) Reports on Form 8-K

            The Partnership reported the resignation of its prior auditor, Toski, Schaefer & Co., P.C. under item 4.01 of Form 8-K, filed on April 17, 2006 and the appointment of Rotenberg & Co., LLP, its new auditor, under item 4.01 of Form 8-K, filed on May 12, 2006.

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


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V


              May 15, 2006                      /s/ Joseph M. Jayson
              ------------                      --------------------
                  Date                          Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer