Form 10-Q
period 2006-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2006-08-14
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2006

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 for the Exchange Act . (Check one):

Large accelerated filer  __   Accelerated filer  __   Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]           No   [X]

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------
                      Condensed Consolidated Balance Sheets
                      -------------------------------------

                                                                                      (Unaudited)
                                                                                        June 30,         December 31,
                   Assets                                                                 2006              2005
----------------------------------------------                                      ------------------ ---------------
Property and equipment, all held for sale                                                 $ 8,704,313       8,660,954
Less accumulated depreciation                                                               2,769,662       2,769,662
                                                                                    ------------------ ---------------
                                                                                            5,934,651       5,891,292
Cash and cash equivalents                                                                           -          75,844
Receivable from affiliates                                                                          -          18,725
Other assets                                                                                  276,012         247,500
                                                                                    ------------------ ---------------
Total Assets                                                                              $ 6,210,663       6,233,361
                                                                                    ================== ===============

      Liabilities and Partners' Equity
----------------------------------------------
Mortgage loans payable                                                                      5,636,775       5,670,597
Accounts payable and accrued expenses                                                         449,926         269,411
Loan payable                                                                                  187,500         437,500
Accrued interest payable                                                                       41,648          39,406
Payable to affiliates                                                                         237,451               -
Other liabilities                                                                             135,637          98,510
Partners' equity                                                                             (478,274)       (282,063)
                                                                                    ------------------ ---------------
     Total liabilities and partners' equity                                               $ 6,210,663       6,233,361
                                                                                    ================== ===============

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                   (Unaudited)

                                                 Three months ended June 30,             Six months ended June 30,
                                              -----------------------------------   ------------------------------------
                                                   2006               2005               2006                2005
                                              ----------------   ----------------   ---------------     ----------------
Rental income                                     $   272,084            126,647           484,624              266,257
Other income                                           46,844            116,769           117,749              203,838
                                              ----------------   ----------------   ---------------     ----------------
     Total income                                     318,928            243,416           602,373              470,095
                                              ----------------   ----------------   ---------------     ----------------
Property operating costs                              158,481            203,091           349,406              369,263
Administrative expense - affiliates                    51,790             29,810            82,472               65,956
Other administrative expense                           32,649             25,350            74,848               88,902
Interest                                              116,415            118,162           248,883              235,358
                                              ----------------   ----------------   ---------------     ----------------
     Total expenses                                   359,335            376,413           755,609              759,479
                                              ----------------   ----------------   ---------------     ----------------


Loss before loss on sale of properties                (40,407)          (132,997)         (153,236)            (289,384)

Loss on sale of properties                                  -                  -           (42,975)                   -
                                              ----------------   ----------------   ---------------     ----------------
    Net loss                                      $   (40,407)          (132,997)         (196,211)            (289,384)
                                              ================   ================   ===============     ================
Net loss per limited partnership unit             $     (1.87)             (6.14)            (9.06)              (13.36)
                                              ================   ================   ===============     ================
Weighted average limited
    partnership units outstanding                      21,003             21,003            21,003               21,003
                                              ================   ================   ===============     ================

                                      Condensed Consolidated Statements of Cash Flows
                                      -----------------------------------------------
                                                        (Unaudited)

                                                                                            Six months ended June 30,
                                                                                      ---------------------------------------
                                                                                             2006                  2005
                                                                                      -------------------     ---------------
Cash provided by (used in):
Operating activities:
     Net loss                                                                               $  (196,211)           (289,384)

     Loss on sale of properties                                                                  42,975                   -

     Adjustments - other, principally changes in other assets and liabilities                   447,548             362,666
                                                                                      -------------------     ---------------

          Net cash provided by operating activities                                             294,312              73,282
                                                                                      -------------------     ---------------
Investing activities:
     Additions to property and equipment                                                       (460,832)            (40,821)

     Net proceeds from sale of properties                                                       124,498                   -
                                                                                      -------------------     ---------------
          Net cash provided by (used in) investing activities                                  (336,334)            (40,821)
                                                                                      -------------------     ---------------
Financing activities -  principal payments on mortgage loan                                     (33,822)            (32,461)
                                                                                      -------------------     ---------------
Net decrease in cash and equivalents                                                            (75,844)                  -

Cash and equivalents at beginning of period                                                      75,844                   -
                                                                                      -------------------     ---------------
Cash and equivalents at end of period                                                       $         -                   -
                                                                                      ===================     ===============
Supplemental schedule of non cash transactions:
Gross Proceeds from sale of land                                                            $   425,000                   -
Closing costs                                                                                   (50,502)                  -
Repayment of loan payable                                                                      (250,000)                  -
                                                                                      -------------------     ---------------
Net proceeds from sale of land                                                                  124,498                   -
Book value of land, net of $250,000 land repayment                                             (167,473)                  -
                                                                                      -------------------     ---------------
Loss on sale of land                                                                        $   (42,975)                  -
                                                                                      ===================     ===============
Supplemental schedule of cash flow information -
    cash paid during the three month period for interest                                    $   126,522             115,628
                                                                                      ===================     ===============

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2006 and 2005
                                   (Unaudited)

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

Property and Equipment
----------------------

At June 30, 2006, the Partnership owned and operated one commercial property. The property is being actively marketed for sale and, therefore, is not being depreciated. Depreciation not recorded for the three and six months ended June 30, 2006 was approximately $72,000 and $145,000, respectively. Depreciation not recorded for the three and six months ended June 30, 2005 was approximately $70,000 and $140,000, respectively. In January 2006, the Partnership sold, to an unaffiliated entity, 96 acres of vacant land in Amherst, New York for $425,000. The cost of the land was $417,473. The Partnership also made improvements to the Commercial Park West Property of approximately $388,000 and $73,000 in the first and second quarter of 2006, respectively.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. As a result of the operating loss and capital improvements at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first six months of 2006. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first six months of 2005, the Partnership's net loss decreased approximately $93,000 from a loss of $289,000 to a loss of $196,000 in 2006.

Rental income at Commercial Park West increased by approximately $218,000 for the six months ended June 30, 2006 due to a decrease in vacancies at Commercial Park West. Other income decreased $86,000 due to the decrease in common area maintenance fees and reimbursement for remodeling at Commercial Park West for the six months ended June 30, 2005.

Property operations have decreased approximately $20,000 due to a decrease in payroll costs and landscaping expense. The increase in administrative expense - affiliates of approximately $16,000 was a result of the increase in management fees for Commercial Park West due to the increased rent collections for tenants at Commercial Park West. Interest expense increased by approximately $13,000 due to interest incurred payable to affiliates amounting to approximately $17,000.

Accounts payable and accrued expenses increased approximately $180,000 from December 31, 2005 to June 30, 2006 primarily due to $117,000 in a bank overdraft restated to accounts payable and $54,000 in accrued real estate taxes.

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

Item 5.  Other Information
         -----------------

         Current reports on Form 8-K filed by the Partnership during and subsequent to the quarter to which this report is filed:

         Form 8-K report filed on April 17, 2006
         Form 8-K report filed on May 12, 2006

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


              August 14, 2006                /s/ Joseph M. Jayson
              ---------------                --------------------
                   Date                      Joseph M. Jayson,
                                             Individual General Partner and
                                             Principal Financial Officer