Form 10-Q
period 2006-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2006-11-14
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2006

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 120 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 for the Exchange Act . (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]      No  [X]

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                        Condensed Consolidated Balance Sheets
                                        -------------------------------------

                                                                                       (Unaudited)
                                                                                      September 30,     December 31,
                   Assets                                                                  2006            2005
----------------------------------------------                                      ------------------ ---------------
Property and equipment, all held for sale                                           $      8,708,763       8,660,954
Less accumulated depreciation                                                              2,769,662       2,769,662
                                                                                    ------------------ ---------------
                                                                                           5,939,101       5,891,292

Cash and cash equivalents                                                                          -          75,844
Receivable from affiliates                                                                         -          18,725
Other assets                                                                                 295,258         247,500
                                                                                    ------------------ ---------------
Total assets                                                                        $      6,234,359       6,233,361
                                                                                    ================== ===============

      Liabilities and Partners' Equity
----------------------------------------------
Mortgage loans payable                                                                     5,619,914       5,670,597
Accounts payable and accrued expenses                                                        281,423         269,411
Loan payable                                                                                 187,500         437,500
Accrued interest payable                                                                      49,035          39,406
Payable to affiliates                                                                        462,497               -
Other liabilities                                                                             88,623          98,510
Partners' equity                                                                            (454,633)       (282,063)
                                                                                    ------------------ ---------------
     Total liabilities and partners' equity                                         $      6,234,359       6,233,361
                                                                                    ================== ===============



                                    Condensed Consolidated Statements of Operations
                                    -----------------------------------------------
                                                      (Unaudited)

                                                 Three months ended Sept. 30,           Nine months ended Sept. 30,
                                              -----------------------------------   ------------------------------------
                                                   2006               2005               2006                2005
                                              ----------------   ----------------   ---------------     ----------------
Rental income                                      $  290,638           131,290           775,262              397,547
Other income                                          126,883            68,796           244,632              272,634
                                              ----------------   ----------------   ---------------     ----------------
     Total income                                     417,521           200,086         1,019,894              670,181
                                              ----------------   ----------------   ---------------     ----------------
Property operating costs                              149,211           144,014           498,617              513,277
Administrative expense - affiliates                    42,598            30,382           125,070               96,338
Other administrative expense                           74,597             8,555           149,445               97,457
Interest                                              127,474           118,227           376,357              353,585
                                              ----------------   ----------------   ---------------     ----------------
     Total expenses                                   393,880           301,178         1,149,489            1,060,657
                                              ----------------   ----------------   ---------------     ----------------

Loss before loss on sale of properties                 23,641          (101,092)         (129,595)            (390,476)
Loss on sale of properties                                  -                 -           (42,975)                   -
                                              ----------------   ----------------   ---------------     ----------------
    Net income (loss)                              $   23,641          (101,092)         (172,570)            (390,476)
                                              ================   ================   ===============     ================
Net loss per limited partnership unit              $     1.09             (4.67)            (7.97)              (18.03)
                                              ================   ================   ===============     ================
Weighted average limited
    partnership units outstanding                      21,003            21,003            21,003               21,003
                                              ================   ================   ===============     ================


                                      Condensed Consolidated Statements of Cash Flows
                                      -----------------------------------------------
                                                        (Unaudited)

                                                                                           Nine months ended Sept. 30,
                                                                                      ---------------------------------------
                                                                                             2006                  2005
                                                                                      -------------------     ---------------
Cash provided by (used in):
Operating activities:
     Net loss                                                                         $         (172,570)           (390,476)
     Loss on sale of properties                                                                   42,975                   -
     Adjustments - other, principally changes in other assets and liabilities                    (17,279)            334,504
                                                                                      -------------------     ---------------
          Net cash provided by operating activities                                             (146,874)            (55,972)
                                                                                      -------------------     ---------------
Investing activities:
     Additions to property and equipment                                                        (465,282)            (40,821)
     Net proceeds from sale of properties                                                        124,498                   -
                                                                                      -------------------     ---------------
          Net cash provided by (used in) investing activities                                   (340,784)            (40,821)
                                                                                      -------------------     ---------------
Financing activities:
      Principal payments on mortgage loan                                                        (50,683)            (47,917)
      Advances from affiliates                                                                   462,497             144,710
                                                                                      -------------------     ---------------
          Net cash provided by financing activities                                              411,814              96,793
                                                                                      -------------------     ---------------

Net decrease in cash and equivalents                                                             (75,844)                  -
Cash and equivalents at beginning of period                                                       75,844                   -
                                                                                      -------------------     ---------------
Cash and equivalents at end of period                                                 $                -                   -
                                                                                      ===================     ===============


                                                                                           Nine months ended Sept. 30,
                                                                                      -------------------------------------
                                                                                             2006                  2005
                                                                                      -------------------     -------------
Supplemental schedule of non cash transactions:
Gross proceeds from sale of land                                                        $       425,000                -
Closing costs                                                                                   (50,502)               -
Repayment of loan payable                                                                      (250,000)               -
                                                                                      -------------------     -------------
Net proceeds from sale of land                                                                  124,498                -
Book value of land, net of $250,000 land repayment                                             (167,473)               -
                                                                                      -------------------     -------------
Loss on sale of land                                                                    $       (42,975)               -
                                                                                      ===================     =============

Supplemental schedule of cash flow information -
    cash paid during the nine month period for interest                                 $       366,728          355,194
                                                                                      ===================     =============

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2006 and 2005
                                   (Unaudited)

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

Property and Equipment
----------------------

At September 30, 2006, the Partnership owned and operated one commercial property. The property is being actively marketed for sale and, therefore, is not being depreciated. Depreciation not recorded for the three and nine months ended September 30, 2006 was approximately $72,000 and $216,000, respectively. Depreciation not recorded for the three and nine months ended September 30, 2005 was approximately $70,000 and $210,000, respectively. In January 2006, the Partnership sold, to an unaffiliated entity, 96 acres of vacant land in Amherst, New York for $425,000. The cost of the land was $417,473. The Partnership also made improvements to the Commercial Park West Property of approximately $388,000 and $73,000 in the first and second quarter of 2006, respectively.



PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. As a result of the operating loss and capital improvements at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first nine months of 2006. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first nine months of 2005, the Partnership's net loss decreased approximately $217,000 from a loss of $390,000 to a loss of $173,000 in 2006.

Rental income at Commercial Park West increased by approximately $378,000 for the nine months ended September 30, 2006 due to a decrease in vacancies at Commercial Park West. Other income decreased $28,000 due to the decrease in common area maintenance fees and reimbursement for remodeling at Commercial Park West for the nine months ended September 30, 2005.

Property operating costs have decreased approximately $15,000 due to a decrease in payroll costs and landscaping expense. The increase in administrative expense
- affiliates of approximately $29,000 was a result of the increase in management fees for Commercial Park West due to the increased rent collections for tenants at Commercial Park West. Interest expense increased by approximately $23,000 due to interest incurred payable to affiliates amounting to approximately $19,000.

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

         a) Reports on Form 8-K.

            None

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


              November 14, 2006                  /s/ Joseph M. Jayson
              -----------------                  --------------------
                   Date                          Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer