Form 10-K
period 2006-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2007-04-02
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2006

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2006, the Partnership, either directly or through limited liability, wholly owned subsidiary companies, owned a 115,000 square foot office complex in Durham, North Carolina (Commercial Park West). Additionally, at December 31, 2005, the Partnership owned 96 acres of vacant land in Amherst, New York, which was sold on January 20, 2006, resulting in a loss of approximately $43,000. On February 9, 2004, the Partnership sold The Paddock Building, Inducon East (Phase I and Phase II), and Inducon East Phase III, to an unaffiliated entity. The sale was for cash of $1,665,000 along with a note from the buyer in the amount of $185,000 and assumption of approximately $9,000,000 of outstanding mortgage loans, resulting in a net gain of approximately $500,000. However, this does not necessarily mean that cash proceeds will be available for distribution in an amount equal to the gain. The remaining properties, the vacant land and a portion of Commercial Park West were sold in January 2006 and December 2006. The Partnership still holds one out of three of the buildings at Commercial Park West, which is currently being actively marketed for sale.

         It is anticipated that the Partnership will be entering into a sales contract in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sale will be consummated.

         The Partnership entered into a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, $1,066,719 is payable to an affiliate plus interest at a rate of 8% per annum, upon the sale of the remaining building at Commercial Park West, 2327 Englert Drive, which is currently being marketed for sale. The proceeds from the loan were used to repay the existing mortgage on Commercial Park West in December 2006.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2006, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2006 were employees of the Corporate General Partner or its affiliates.

         The occupancy for Commercial Park West as of December 31, 2006, 2005 and 2004 was 97%, 58% and 50%, respectively.

         The percent of total Partnership revenue generated by each complex for the last three years was as follows:

                                          2006             2005             2004
                                          ----             ----             ----

The Paddock Building                        -                -               1%
Commercial Park West                      100%             100%              95%
Inducon East                                -                -               3%
Inducon East Phase III                      -                -               1%

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

ITEM 1B: UNRESOLVED STAFF COMMENTS
----------------------------------

         None.

ITEM 2:  PROPERTIES
-------  ----------

         The following is a list of properties owned by the Partnership at December 31, 2006:

 Property Name
  and Location             General Character of Property                      Purchase Date
  ------------             -----------------------------                      -------------
Commercial Park West       Office complex consisting of one building           June 1991
  Durham, NC               totaling 34,997 square feet.

Two of the three of the buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006. The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000. The Transit Road land in Amherst, New York was also sold during the year in January 2006.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         None.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2006, there were 1,909 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2006, 2005 and 2004.

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

ITEM 6:    SELECTED FINANCIAL DATA
-------    -----------------------

                                                       At or for the years ended December 31,
                                  ----------------------------------------------------------------------------------
                                         2006             2005            2004            2003           2002
                                  ----------------------------------------------------------------------------------
Balance sheet data

Net rental property                    $  1,218,137       5,891,292       5,850,471      15,064,503     14,845,800
Total assets                              1,248,564       6,233,361       6,391,160      17,056,942     17,633,554
Mortgage loans payable                            -       5,670,597       5,735,563      14,806,326     15,042,196
Partners' equity (deficit)                 (387,786)       (282,063)        293,479       1,106,270      2,167,003
                                  ==================================================================================
Operating data
Rental income                             1,236,456         848,057         754,198      2,250,321       4,012,027
Other income                                126,666          44,687         127,910         35,020         111,596
                                  ----------------------------------------------------------------------------------
Total revenue                             1,363,122         892,744         882,108      2,285,341       4,123,623
                                  ----------------------------------------------------------------------------------
Property operating costs                    725,233         728,546         902,913      1,425,385       1,866,451
Interest - affiliates                         5,043               -               -              -               -
Interest expense                            535,520         472,614         481,607      1,234,545       1,431,869
Administrative expenses                     290,956         267,126         562,949        686,144         863,779
Write-off of deferred
   mortgage costs                            84,781               -               -              -               -
                                  ----------------------------------------------------------------------------------
Total expenses                            1,641,533       1,468,286       1,947,469      3,346,074       4,162,099
                                  ----------------------------------------------------------------------------------
Net loss before gain on sale
   of property                             (278,411)       (575,542)     (1,065,361)    (1,060,733)        (38,476)
Gain on sale of property                    172,688               -         252,570              -       2,726,821
                                  ----------------------------------------------------------------------------------
Net income (loss)                      $   (105,723)       (575,542)       (812,791)    (1,060,733)      2,688,345
                                  ==================================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                       (375,763)       (255,869)       (156,169)       213,092        (387,969)
Investing activities                      4,845,843         (40,821)        402,184        133,712       5,780,401
Financing activities                     (4,545,924)        372,534        (630,796)      (235,870)     (5,780,654)
                                  ----------------------------------------------------------------------------------
Net increase (decrease) in cash
and equivalents                             (75,844)         75,844        (384,781)       110,934        (388,222)
                                  ==================================================================================
Per limited partnership unit:
Net income (loss)                             (5.70)         (26.58)         (38.74)        (48.99)         116.44
Distributions                                     -               -               -              -           40.47
                                  ==================================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS.
        --------------

Liquidity and Capital Resources:
--------------------------------

         Effective January 1, 2001, the Partnership's five commercial properties and an apartment complex (Camelot East), have actively been marketed for sale. The Partnership experienced a decrease in cash of approximately $385,000 in 2004, and again relied on cash from related parties in order to provide sufficient cash flow to meet the Partnership's operating obligations. In 2005, the Partnership experienced an increase in cash of approximately $76,000 due primarily to proceeds from a loan payable in the amount of $437,500. In 2006, the Partnership experienced a decrease in cash of approximately $76,000. The mortgage was repaid with the sale of a portion of Commercial Park West and proceeds from advances from affiliated parties, which amounted to $1,562,173 at December 31, 2006. The Partnership made no distributions to partners in 2006, 2005 or 2004. In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining properties, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

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

Results of Operations:
----------------------

         The results of operations of the Partnership produced a net loss of $105,723 compared to a net loss of $575,542 in 2005.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2006 as compared to 2005
------------------------

         As discussed previously, the Partnership has one remaining property, Commercial Park West, which experienced an increase in rental income of approximately 45% for the year ended December 31, 2006 as compared to 2005 due to a small increase in occupancy and an increase in common area maintenance revenue. Other income increased approximately $82,000 primarily due to a $54,000 lease buyout by a lessee for the remainder of the lease.

         Total expenses for the year ended December 31, 2006 increased approximately $173,000 as compared to 2005, excluding the Sold Assets. The property operations expenses at Commercial Park West remained fairly consistent. Administrative expense and reimbursement to affiliated parties increased approximately $30,000 due to an increase in portfolio management of approximately $22,000 as a result of a change in allocation and by an increase in management fees of $8,000, which correlates to the increase in rental income. Interest expense increased approximately $63,000 due to $22,712 interest and $75,000 loan fee paid to Acquest Development, LLC. The interest paid related to a loan that was used to make renovations to CPW, payable upon the sale of CPW.

2005 as compared to 2004
------------------------

         As discussed previously, the Partnership has one remaining property, Commercial Park West, which experienced an increase in rental income of approximately 12% for the year ended December 31, 2005 as compared to 2004 due to an small increase in occupancy and an increase in common area maintenance revenue. Other income increased approximately $33,000 primarily due to reimbursement for capital expenditures.
         Total expenses for the year ended December 31, 2005 decreased approximately $225,000 as compared to 2004, excluding the Sold Assets. The property operations expenses at Commercial Park West remained fairly consistent. Other administrative expenses decreased approximately $ 103,000 due to decreases in legal fees, advertising, professional fees and licensing and permits. Administrative expense and reimbursement to affiliated parties decreased approximately $118,000 due to a decrease in portfolio management of approximately $125,000 as a result of a change in allocation offset by an increase in management fees of $7,000, which correlates to the increase in rental income. Interest expense decreased approximately $9,000 due to a decrease in mortgage principal.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

ITEM 9B: OTHER INFORMATION
-------- -----------------

         None.

                                   PART III
                                   --------

ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2006, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 68, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 44 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 44 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 25 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 66, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 35 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

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

         Realmark Property Investors Limited Partnership - V
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2006. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 1,642.3 units of limited partnership interest amounting to approximately 7.8% of the Partnership interest at December 31, 2006. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2006, owned 17 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES
--------  --------------------------------------

Audit Engagement: Rotenberg & Co., LLP was engaged as the Partnership's independent auditor for year 2006. Toski, Schaefer & Co., P.C. was engaged as the Partnership's independent auditor for year 2005. All fees incurred for the years ended December 31, 2006 and 2005 were approved by the Audit Committee.

Audit Fees: Audit fees for the quarterly reports on Form 10-Q by Rotenberg & Co., LLP for the year ended December 31, 2006 amounted to $9,000. Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Toski, Schaefer & Co., P.C. for the years ended December 31, 2006 and 2005 totaled $9,835 and $23,842, respectively.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2006, and 2005. The fees for these services amounted to $3,460 and $1,871, respectively.

All Other Fees: None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2006 were pre-approved by the Audit Committee.

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

         The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2006 and 2005, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2006.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
-------- ------------------------------------------------------------------

(a)      Consolidated Financial Statements                                             Page
---      ---------------------------------                                             ----
         Independent Auditor's Report                                                   F-1
         Consolidated Balance Sheets as of December 31, 2006 and 2005                   F-2
         Consolidated Statements of Operations for the years ended
                  December 31, 2006, 2005 and 2004                                      F-3
         Consolidated Statements of Partners' Equity for the years
                  ended December 31, 2006, 2005 and 2004                                F-4
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 2006, 2005 and 2004                                      F-5
         Notes to Consolidated Financial Statements                                     F-7

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i)      Schedule III - Real Estate and Accumulated Depreciation               F-15

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K
---      -------------------

         Current report on Form 8-K filed by the Partnership during and subsequent to the year ended December 31, 2006 to which this report is filed:

         Form 8-K report filed on December 6, 2006

(c)      Exhibits
---      --------

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

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - V


By:      /s/Joseph M. Jayson                             March 29, 2007
         -------------------                            ---------------
         JOSEPH M. JAYSON,                                    Date
         Individual General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                             March 29, 2007
         --------------------                             --------------
         JOSEPH M. JAYSON,                                    Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                             March 29, 2007
         --------------------                             --------------
         JUDITH P. JAYSON,                                    Date
         Vice President and Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners
Realmark Property Investors Limited Partnership - V
Getzville, New York


         We have audited the accompanying consolidated balance sheet of Realmark Property Investors Limited Partnership - V and Subsidiaries ("the Company") as of December 31, 2006, and the related consolidated statements of operations, partners' equity, and cash flows for the year then ended. Our audit also included the 2006 financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - V and Subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2006 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in note 8 to the consolidated financial statements, the Company settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Company is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.

/s/ Rotenberg & Co., LLP
------------------------
Rotenberg & Co., LLP
Rochester, New York
  March 29, 2007

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited
    Partnership - V:


We have audited the accompanying consolidated balance sheet of Realmark Property Investors Limited Partnership - V and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years ended December 31, 2005 and 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - V and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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





                                      F-1a

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2006 and 2005


                           Assets                                       2006           2005
                           ------                                       ----           ----
Property and equipment, at cost, all held for sale:
     Land and improvements                                          $   299,744      1,522,316
     Buildings and improvements                                       1,954,494      7,138,638
                                                                    -----------    -----------
                                                                      2,254,238      8,660,954
     Less accumulated depreciation                                   (1,036,101)    (2,769,662)
                                                                    -----------    -----------

                           Net property and equipment                 1,218,137      5,891,292

Cash and cash equivalents                                                    --         75,844
Accounts receivable                                                       2,455         27,256
Receivables from affiliated parties                                          --         18,725
Escrow deposits                                                              --         50,977
Deferred mortgage costs, less accumulated amortization
      $39,289 in 2005                                                        --         84,781
Other assets                                                             27,972         84,486
                                                                    -----------    -----------

                           Total assets                             $ 1,248,564      6,233,361
                                                                    ===========    ===========

         Liabilities and Partners' Equity

Liabilities:
     Payables to affiliated parties                                   1,562,173             --
     Mortgage loan payable                                                   --      5,670,597
     Accounts payable and accrued expenses                               38,847        269,411
     Loan payable                                                            --        437,500
     Accrued interest payable                                                --         39,406
Security deposits and prepaid rents                                      35,330         98,510
                                                                    -----------    -----------

                           Total liabilities                          1,636,350      6,515,424
                                                                    -----------    -----------

Partners' equity (deficit):
     General partners                                                  (193,362)      (207,459)
Limited partners                                                       (194,424)       (74,604)
                                                                    -----------    -----------

                           Total partners' equity                      (387,786)      (282,063)
                                                                    -----------    -----------

                           Total liabilities and partners' equity   $ 1,248,564      6,233,361
                                                                    ===========    ===========

See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years Ended December 31, 2006, 2005 and 2004


                                                    2006           2005            2004
                                                    ----           ----            ----
Income:
     Rental                                      $ 1,236,456        848,057        754,198
     Interest and other                              126,666         44,687        127,910
                                                 -----------    -----------    -----------

                           Total income            1,363,122        892,744        882,108
                                                 -----------    -----------    -----------

Expenses:
     Property operations                             725,233        728,546        902,913
     Interest:
         Affiliated parties                            5,043
         Other                                       535,520        472,614        481,607
     Administrative:
         Affiliated parties                          172,866        143,006        260,657
         Other                                       118,090        124,120        302,292
     Write-off of deferred mortgage costs             84,781             --             --
                                                 -----------    -----------    -----------
                           Total expenses          1,641,533      1,468,286      1,947,469
                                                 -----------    -----------    -----------

Net loss before gain on sale of properties          (278,411)      (575,542)    (1,065,361)

Gain on sale of properties                           172,688             --        252,570
                                                 -----------    -----------    -----------

                           Net loss              $  (105,723)      (575,542)      (812,791)
                                                 ===========    ===========    ===========

Net loss per limited partnership unit            $     (5.70)        (26.58)        (38.74)
                                                 ===========    ===========    ===========


Weighted average number of limited partnership
     units outstanding                              21,002.8       21,002.8       21,002.8
                                                 ===========    ===========    ===========









See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                   Consolidated Statements of Partners' Equity
                  Years Ended December 31, 2006, 2005 and 2004






                                                      General        Limited Partners
                                                      Partners       Units     Amount
                                                      --------       -----     ------
Balances at December 31, 2003                        $ (191,066)   21,002.8    1,297,336

Net income (loss)                                           873          --     (813,664)
                                                     ----------    --------   ----------

Balances at December 31, 2004                          (190,193)   21,002.8      483,672

Net loss                                                (17,266)         --     (558,276)
                                                     ----------    --------   ----------

Balances at December 31, 2005                          (207,459)   21,002.8      (74,604)

Net loss                                                 14,097          --     (119,820)
                                                     ----------    --------   ----------

Balances at December 31, 2006                        $ (193,362)   21,002.8     (194,424)
                                                     ==========    ========   ==========






















See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2006, 2005 and 2004

                                                                   2006             2005            2004
                                                                   ----             ----            ----
Cash flows from operating activities:
     Net loss                                                    $  (105,723)      (575,542)      (812,791)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
              Amortization                                             4,653          6,204         52,262
              Gain on sale of property                              (172,688)            --       (252,570)
              Changes in:
                  Accounts receivable                                 24,801         33,599        (13,642)
                  Receivables from affiliated parties                 18,725        107,057       (125,782)
                  Escrow deposits                                     50,977        171,467        866,838
                  Deferred mortgage costs                             80,128             --             --
                  Other assets                                        56,514        (43,863)       339,555
                  Accounts payable and accrued expenses             (230,564)        10,148        (65,550)
                  Accrued interest payable                           (39,406)          (452)       (58,483)
                  Security deposits and prepaid rents                (63,180)        35,513        (86,006)
                                                                 -----------    -----------    -----------

                         Net cash used in operating activities      (375,763)      (255,869)      (156,169)
                                                                 -----------    -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of property                                5,323,348             --        825,876
Additions to property and equipment                                 (477,505)       (40,821)      (423,692)
                                                                 -----------    -----------    -----------

                         Net cash provided by (used in)
                               investing activities                4,845,843        (40,821)       402,184
                                                                 -----------    -----------    -----------

Cash flows from financing activities:
     Principal payments on mortgage loans                         (5,670,597)       (64,966)       (58,607)
     Payable to affiliated parties                                 1,562,173             --       (572,189)
     Proceeds (repayment of) from loan payable                      (437,500)       437,500             --
                                                                 -----------    -----------    -----------


                           Net cash provided by (used in)
                               financing activities               (4,545,924)       372,534       (630,796
                                                                 -----------    -----------    -----------

Net increase (decrease) in cash and equivalents                      (75,844)        75,844       (384,781)

Cash and equivalents at beginning of year                             75,844             --        384,781
                                                                 -----------    -----------    -----------

Cash and equivalents at end of year                              $        --         75,844             --
                                                                 ===========    ===========    ===========

Supplemental disclosure of cash flow information -
     cash paid during the year for interest                      $   659,707        473,066        540,090
                                                                 ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued



                                                                       2006          2005              2004
                                                                       ----          ----              ----
Schedule of noncash transactions:
     Purchase price from sale of property                           $  6,042,000           -        10,850,000
     Advance from affiliated parties                                     790,000           -                 -
     Costs related to sale of property                                  (165,994)          -          (959,706)
     Repayment of loan payable                                          (250,000)          -                 -
     Repayment of mortgage payable                                    (5,606,725)          -                 -
     Assumption of mortgage payable                                            -           -        (9,012,156)
     Mortgage defeasance fee paid                                       (552,658)          -                 -
     Other noncash disbursements                                        (120,602)          -                 -
                                                                     ===========  ==========     =============

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2006, 2005 and 2004



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

               (2) Realmark Commercial, LLC that owns Commercial Park West, a 115,021 square foot office complex located in Durham, North Carolina, acquired in 1991 for $5,773,633. Realmark Commercial, LLC sold a portion of the office complex in 2006 (two of three buildings).

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

         The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2006, no impairment in value has been recognized.

         The Partnerships' policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. The remaining property was for sale in 2006, 2005, and 2004.

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

     (h) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2006.

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

     (j) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2006, net assets for financial reporting purposes were $10,262 less than the tax bases of the net assets.

     (k) Segment Information
     -----------------------

         The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

     (l) Recent Pronouncements
     -------------------------

         The Partnership does not believe that the following recent pronouncements have a material effect on its financial position, results of operations or cash flows:

         o Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" ("SFAS 155").
         o Statement of Financial Accounting Standard ("SFAS") No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156
         o FIN 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109
         o Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements"
         o Statement of Financial Accounting Standard ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158")
         o SEC Staff Accounting Bulletin No. 108 ("SAB 108") - guidance on Quantifying Financial Statement Misstatements
         o Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115".

     (m) Reclassifications
     ---------------------

         Reclassifications have been made to certain 2005 balances in order for them to conform to 2006 presentation.

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

     The Partnership owned approximately 96 acres of vacant land in Amherst, New
         York being carried at cost of $417,473, at December 31, 2005. On January 20, 2006, the Partnership sold, to an unaffiliated entity, its investment in the vacant land for $425,000, resulting in a net loss of approximately $43,000 after related closing costs.

     On December 8, 2006, the Partnership sold two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina to an unaffiliated entity. The property was sold for a purchase price of $5,617,000, less costs related to the sale of $115,492, less a mortgage defeasance fee of $552,658, with a carrying value of $4,733,187, resulting in a gain on the sale of the property in the amount of $215,663. The mortgage was repaid in the amount of $5,606,725 with the net sales proceeds plus an advance from an affiliated entity in the amount of $790,000.

     All of the properties were classified as property held for sale prior to the adoption of SFAS No. 144 and continue to be actively marketed for sale. Accordingly their results of operations have been recorded in continuing operations.

     The carrying value of the property known as Commercial Park West amounted to $1,218,137 and $5,473,819 as of December 31, 2006 and 2005,
         respectively. Depreciation expense not recorded for the years ended December 31, 2006 and 2005 amounted to $294,000 and $295,000, respectively.

(4)  Mortgage Loan Payable
---  ---------------------

     The mortgage payable in the amount of $5,606,725 at the closing date was repaid in December 2006 related to the sale of two out of three of the buildings of the property known as Commercial Park West. The Partnership incurred a mortgage defeasance fee in the amount of $552,658 related to repayment of the mortgage. The mortgage payable amounted to $5,670,597 at December 31, 2005.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(5)  Related Party Transactions
---  --------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                         2006             2005              2004
                                                                         ----             ----              ----
         Property management fees based on a percent-
              age (generally 6%) of rental income                      $  61,456          53,253            36,539

         Reimbursement for costs of services to the
              Partnership that include
              investor relations, marketing of properties,
              professional fees, communications, supplies,
              accounting, printing, postage and other items              111,410          89,753           224,118
                                                                       ---------        --------           -------

                                                                       $ 172,866         143,006           260,657
                                                                       =========        ========           =======

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. On January 1, 2005, the interest rates on related party transactions was adjusted from 11% to 8%. Receivables from and payables to affiliated parties are payable on demand and bear interest at 8% in 2006 and 2005 and 11% in 2004.

     Payable to Affiliated Parties
     -----------------------------

     Payable to affiliates amounted to $1,562,173 at December 31, 2006. Of this amount, $1,066,719 is payable to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the Partnership agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of the remaining building at Commercial Park West, 2327 Englert Drive, which is currently being marketed for sale.

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(5)  Related Party Transactions, Continued
---  -------------------------------------

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

(6)  Leases
---  ------

     In connection with its commercial property, the Partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years, under noncancelable operating leases are as follows

                           2007                        $    211,166
                           2008                             121,848
                           2009                              12,600
                                                       ------------
                                                       $    345,614
                                                       ============
(7)  Settlement of Lawsuit
---  ---------------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(7)  Settlement of Lawsuit, Continued
---  --------------------------------

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


                                                                   Schedule III
                                                                   ------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                                December 31, 2006


                              Initial Cost to
                                Partnership        Cost
                             -----------------  capitalized
 Property                                       subsequent to                     Buildings and           Accumulated
Description    Encumbrances  Land    Buildings   acquisition  Retirements  Land    improvements  Total   depreciation
-----------    ------------  ----   ----------   ------------ ------------ -----  -------------  -----   ------------
 Commercial
   Park West
   Durham, NC       $ -     800,000  5,191,538    2,729,448   (6,466,748)   299,744  1,954,494  2,254,238   2,769,662

 Transit Road
   Land
   Amherst, NY        -     234,000          -      183,473      (417,473)        -          -          -           -
                    ---   ---------  ---------    ---------    ----------   -------  ---------  ---------   ---------

                    $ -   1,034,000  5,191,538    2,912,921    (6,884,221)  299,744  1,954,494  2,254,238   2,769,662
                    ===   =========  =========    =========    ==========   =======  =========  =========   =========

(RESTUBBED TABLE)
                                      Date
                                       of          Date     Date
                  Retirements      construction  acquired   sold
                  -----------      ------------  ---------  ----
 Commercial
   Park West
   Durham, NC       (1,733,561)      1991        6/91      12/06(1)

 Transit Road Land
   Amherst, NY                          -       12/88       1/06
                             -       ====       =====       ====
                    ----------

                    (1,733,561)
                    ==========

*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period January 1, 2001 through December 31, 2006.

(1) Two out of three of the buildings at the office complex known as Commercial Park West were sold. One of the buildings is still held for sale (2327 Englert Drive). There is no mortgage on the last property held for sale as the mortgage was paid off with the sale of the two buildings and an advance from an affiliate.

                                                             Schedule III, Cont.
                                                             -------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                        December 31, 2006, 2005 and 2004




(1)      Cost for Federal income tax purposes is $2,254,238

(2) A reconciliation of the carrying amount of land and buildings for the years ended December 31, 2006, 2005 and 2004 follows:

                                  2006          2005           2004
                                  ----          ----           ----

Balance at beginning of year   $ 8,660,954      8,620,133    24,128,875
Additions                          477,505         40,281            --
Dispositions (5)                (6,884,221)            --   (15,508,742)
                               -----------    -----------   -----------

Balance at end of year         $ 2,254,238      8,660,954     8,620,133
                               ===========    ===========   ===========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2006, 2005 and 2004 is as follows:

                                  2006          2005            2004
                                  ----          ----            ----

Balance at beginning of year   $ 2,769,662      2,769,662     9,078,199
Dispositions (5)                (1,733,561)            --    (6,308,537)
                               -----------    -----------   -----------

Balance at end of year (4)     $ 1,036,101      2,769,662     2,769,662
                               ===========    ===========   ===========

(4)      Balance applies entirely to buildings and improvements.

(5) Sale of Transit Road land in Amherst, New York and two of three buildings at Office Park known as Commercial Park West in Durham, North Carolina in 2006.