Form 10-Q
period 2007-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2007-05-15
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

Commission File Number: 0-16561


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                         16-1275925
-----------------------                    ----------------------------------
(State of organization)                    (IRS Employer Identification No.)


2350 North Forest Road, Getzville, New York  14068
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

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                                               (Unaudited)
                                                                March 31,                  December 31,
                                                                   2007                         2006
                                                            -------------------          -------------------
                          Assets
                          ------
Property and equipment, all held for sale                   $        2,254,238                    2,254,238
Less accumulated depreciation                                       (1,036,101)                  (1,036,101)
                                                            -------------------          -------------------
                                                                     1,218,137                    1,218,137
Accounts receivable                                                     18,866                        2,455
Other assets                                                            44,883                       27,972
                                                            -------------------          -------------------
     Total assets                                           $        1,281,886                    1,248,564
                                                            ===================          ===================

             Liabilities and Partners' Equity
             --------------------------------
Accounts payable and accrued expenses                                   77,801                       38,847
Accrued interest payable                                                21,126                            -
Payable to affiliates                                                1,586,752                    1,562,173
Other liabilities                                                       35,680                       35,330
Partners' equity                                                      (439,473)                    (387,786)
                                                            -------------------          -------------------
     Total liabilities and partners' equity                 $        1,281,886                    1,248,564
                                                            ===================          ===================

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                   (Unaudited)
                                                                       Three months ended March 31,
                                                              ------------------------------------------------
                                                                     2007                         2006
                                                              -------------------          -------------------
Rental income                                                 $          127,287                      212,540
Other income                                                                 173                       70,905
                                                              -------------------          -------------------
     Total income                                                        127,460                      283,445
                                                              -------------------          -------------------
Property operating costs                                                  70,399                      190,925
Administrative expense - affiliates                                       28,164                       30,682
Other administrative expense                                              54,841                       42,199
Interest                                                                  25,743                      132,468
                                                              -------------------          -------------------
     Total expenses                                                      179,147                      396,274
                                                              -------------------          -------------------
Loss before loss on sale of properties                                   (51,687)                    (112,829)
Loss on sale of properties                                                     -                      (42,975)
                                                              -------------------          -------------------
     Net loss                                                 $          (51,687)                    (155,804)
                                                              ===================          ===================
Net loss per limited partnership unit                         $            (2.39)                       (7.20)
                                                              ===================          ===================
Weighted average limited partnership units outstanding                    21,003                       21,003
                                                              ===================          ===================

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------
                                   (Unaudited)

                                                                            Three months ended March 31,
                                                                   ------------------------------------------------
                                                                          2007                         2006
                                                                   -------------------          -------------------
Cash provided (used) by:
Operating activities:
     Net loss                                                      $          (51,687)                    (155,804)
     Loss on sale of properties                                                     -                       42,975
     Adjustments - other, principally changes
          in other assets and liabilities                                      51,687                      319,065
                                                                   -------------------          -------------------
          Net cash provided by operating activities                                 -                      206,236
                                                                   -------------------          -------------------
Investing activities:
     Additions to property and equipment                                            -                     (387,963)
     Net proceeds from sale of properties                                           -                      124,498
                                                                   -------------------          -------------------
          Net cash used by investing activities                                     -                     (263,465)
                                                                   -------------------          -------------------
Financing activities - principal payments on mortgage loans                         -                      (18,615)
                                                                   -------------------          -------------------
Net decrease in cash and equivalents                                                -                      (75,844)

Cash and equivalents at beginning of period                                         -                       75,844
                                                                   -------------------          -------------------
Cash and equivalents at end of period                              $                -                            -
                                                                   ===================          ===================

Supplemental schedule of non cash
    transactions:
Gross proceeds from sale of land                                   $                -                      425,000
Closing costs                                                                       -                      (50,502)
Repayment of loan payable                                                           -                     (250,000)
                                                                   -------------------          -------------------
Net proceeds from sale of land                                                      -                      124,498
Book value of land, net of $250,000
    loan repayment                                                                  -                     (167,473)
                                                                   -------------------          -------------------
Loss on sale of land                                               $                -                      (42,975)
                                                                   ===================          ===================
Supplemental schedule of cash flow
    information - cash paid during the
    three month period for interest                                $                -                      126,522
                                                                   ===================          ===================

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2007 and 2006
                                   (Unaudited)


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

Basis of Presentation
---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2006 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006. The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000. At March 31, 2007, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West. The property is being actively marketed for sale and, therefore, is not being depreciated. Depreciation not recorded for the three months ended March 31, 2007 and 2006 was approximately $20,000 and $73,000, respectively.

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first three months of 2007. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first quarter of 2006, the Partnership's loss excluding sold properties (Amherst, New York land) decreased approximately $61,000 from a loss of $112,829 in 2006 to a loss of $51,687 in 2007.

Rental income at Commercial Park West decreased approximately $85,000 as a result of the sale of two of three buildings in December 2006. Other income experienced a large decrease of approximately $71,000 primarily due to a decrease in common area maintenance fees of $64,000.

Total expenses decreased approximately $217,000. Property operations decreased $121,000 due to the sale of two of the three buildings at Commercial Park West, as well as $25,000 in carpeting replacement, painting, and repairs made during the three months ended March 31, 2006. The decrease in administrative expense and reimbursement to affiliates of approximately $2,800 was a result of a decrease in management fees and portfolio reimbursed expense. Interest expense decreased approximately $107,000 due the mortgage being paid off in December 2006.

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


              May 15, 2007                   /s/ Joseph M. Jayson
              ------------                   --------------------
                  Date                       Joseph M. Jayson,
                                             Individual General Partner and
                                               Principal Financial Officer