Form 10-Q
period 2007-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2007-08-14
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended June 30, 2007

                                       or

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

                     Condensed Consolidated Balance Sheets
                     -------------------------------------
                                                                            (Unaudited)
                                                                              June 30,             December 31,
                          Assets                                                2007                   2006
                          ------                                       -----------------------  -------------------
Property and equipment, all held for sale                              $           2,254,238             2,254,238
Less accumulated depreciation                                                     (1,036,101)           (1,036,101)
                                                                       -----------------------  -------------------
                                                                                   1,218,137             1,218,137
Accounts receivable                                                                   37,773                 2,455
Other assets                                                                          24,073                27,972
                                                                       -----------------------  -------------------
Total assets                                                           $           1,279,983             1,248,564
                                                                       =======================  ===================

             Liabilities and Partners' Equity
             --------------------------------
Accounts payable and accrued expenses                                                 55,741                38,847
Accrued interest payable                                                              42,252                    --
Payable to affiliates                                                              1,613,062             1,562,173
Other liabilities                                                                     37,594                35,330
Partners' equity                                                                    (468,666)             (387,786)
                                                                       -----------------------  -------------------
     Total liabilities and partners' equity                            $           1,279,983             1,248,564
                                                                       =======================  ===================

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                   (Unaudited)


                                              Three months ended June 30,                 Six months ended June 30,
                                        ------------------------------------    -------------------------------------------
                                              2007                  2006                2007                      2006
                                        ----------------    ----------------    -----------------      --------------------
Rental income                           $       136,854             272,084              264,141                   484,624
Other income                                        176              46,844                  349                   117,749
                                        ----------------    ----------------    -----------------      --------------------
     Total income                               137,030             318,928              264,490                   602,373
                                        ----------------    ----------------    -----------------      --------------------
Property operating costs                         85,863             158,481              156,262                   349,406
Administrative expense - affiliates              29,064              51,790               57,228                    82,472
Other administrative expense                     25,226              32,649               80,067                    74,848
Interest                                         26,070             116,415               51,813                   248,883
                                        ----------------    ----------------    -----------------      --------------------
     Total expenses                             166,223             359,335              345,370                   755,609
                                        ----------------    ----------------    -----------------      --------------------

Loss before loss on sale of properties          (29,193)            (40,407)             (80,880)                 (153,236)
Loss on sale of properties                           --                  --                   --                   (42,975)
                                        ----------------    ----------------    -----------------      --------------------
    Net loss                            $       (29,193)            (40,407)             (80,880)                 (196,211)
                                        ================    ================    =================      ====================

Net loss per limited partnership unit   $         (1.35)              (1.87)               (3.74)                    (9.06)
                                        ================    ================    =================      ====================
Weighted average limited
    partnership units outstanding                21,003              21,003               21,003                    21,003
                                        ================    ================    =================      ====================

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------
                                   (Unaudited)

                                                                                        Six months ended June 30,
                                                                                 ----------------------------------------
                                                                                        2007                  2006
                                                                                 ------------------    ------------------
Cash provided by (used in):
Operating activities:
     Net loss                                                                    $         (80,880)             (196,211)
     Loss on sale of properties                                                                 --                42,975
     Adjustments - other, principally changes in other assets and liabilities               80,880               447,548
                                                                                 ------------------    ------------------
          Net cash provided by operating activities                                             --               294,312
                                                                                 ------------------    ------------------
Investing activities:
     Additions to property and equipment                                                        --              (460,832)
     Net proceeds from sale of properties                                                       --               124,498
                                                                                 ------------------    ------------------
          Net cash used in investing activities                                                 --              (336,334)
                                                                                 ------------------    ------------------
Financing activities -  principal payments on mortgage loan                                     --               (33,822)
                                                                                 ------------------    ------------------
Net decrease in cash and equivalents                                                            --               (75,844)
Cash and equivalents at beginning of period                                                     --                75,844
                                                                                 ------------------    ------------------
Cash and equivalents at end of period                                            $              --                    --
                                                                                 ==================    ==================
Supplemental schedule of non cash transactions:
Gross Proceeds from sale of land                                                 $              --               425,000
Closing costs                                                                                   --               (50,502)
Repayment of loan payable                                                                       --              (250,000)
                                                                                 ------------------    ------------------
Net proceeds from sale of land                                                                  --               124,498
Book value of land, net of $250,000 land repayment                                              --              (167,473)
                                                                                 ------------------    ------------------
Loss on sale of land                                                             $              --               (42,975)
                                                                                 ==================    ==================

Supplemental schedule of cash flow information -
    cash paid during the six month period for interest                           $              --               126,522
                                                                                 ==================    ==================

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2007 and 2006
                                   (Unaudited)

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

Property and Equipment
----------------------

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006. The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000. At June 30, 2007, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West. The property is being actively marketed for sale and, therefore, is not being depreciated. Depreciation not recorded for the three and six months ended June 30, 2007 was approximately $40,000 and $20,000, respectively. Depreciation not recorded for the three and six months ended June 30, 2006 was approximately $72,000 and $145,000, respectively.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first six months of 2007. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first six months of 2006, the Partnership's loss excluding sold properties (Amherst, New York land) decreased approximately $72,000 from a loss of $153,000 in 2006 to a loss of $81,000 in 2007.

Rental income at Commercial Park West decreased by approximately $220,000 for the six months ended June 30, 2007 as a result of the sale of two of three buildings in December 2006. Other income experienced a large decrease of approximately $118,000 primarily due to a decrease in common area maintenance fees of $89,000.

Total expenses decreased approximately $410,000. Property operations decreased $193,000 due to the sale of two of the three buildings at Commercial Park West, as well as $36,000 in carpeting replacement, painting, and repairs made during the six months ended June 30, 2007. The decrease in administrative expense and reimbursement to affiliates of approximately $25,000 was a result of a decrease in management fees and portfolio reimbursed expense. Interest expense decreased approximately $197,000 due the mortgage being paid off in December 2006.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2006.

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


              August 14, 2007             /s/ Joseph M. Jayson
              ---------------             --------------------
                   Date                   Joseph M. Jayson,
                                          Individual General Partner and
                                          Principal Financial Officer