Form 10-Q
period 2007-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2007-11-13
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

Commission File Number: 0-16561


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                          16-1275925
------------------------                      --------------------------------
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

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                                                   (Unaudited)
                                                                  September 30,           December 31,
                                                                      2007                    2006
                                                                      ----                    ----
               Assets
------------------------------------
Property and equipment, all held for sale                          $ 2,254,238              2,254,238
Less accumulated depreciation                                       (1,036,101)            (1,036,101)
                                                                   -----------             ----------
                                                                     1,218,137              1,218,137

Accounts receivable                                                     50,345                  2,455

Other assets                                                            52,767                 27,972
                                                                   -----------             ----------
Total assets                                                       $ 1,321,249              1,248,564
                                                                   ===========             ==========

          Liabilities and Partners' Equity
-------------------------------------------------
Accounts payable and accrued expenses                                  118,388                 38,847
Accrued interest payable                                                63,378                      -
Payable to affiliates                                                1,609,991              1,562,173
Other liabilities                                                       40,193                 35,330
Partners' equity                                                      (510,701)              (387,786)
                                                                   -----------             ----------
     Total liabilities and partners' equity                        $ 1,321,249              1,248,564
                                                                   ===========             ==========

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                    (Unaudited)

                                              Three months ended Sept. 30,                   Nine months ended Sept. 30,
                                              ----------------------------                   ---------------------------
                                               2007                   2006                   2007                   2006
                                               ----                   ----                   ----                   ----
Rental income                               $ 124,996               290,638                 389,137                775,262
Other income                                        -               126,883                     349                244,632
                                            ---------            ----------              ----------            -----------
    Total income                              124,996               417,521                 389,486              1,019,894
                                            ---------            ----------              ----------            -----------
Property operating costs                      100,429               149,211                 256,691                498,617
Administrative expense - affiliates            20,108                42,598                  77,336                125,070
Other administrative expense                   20,124                74,597                 100,191                149,445
Interest                                       26,370               127,474                  78,183                376,357
                                            ---------            ----------              ----------            -----------
    Total expenses                            167,031               393,880                 512,401              1,149,489
                                            ---------            ----------              ----------            -----------

Loss before loss on sale of properties        (42,035)               23,641                (122,915)              (129,595)
Loss on sale of properties                          -                     -                       -                (42,975)
                                            ---------            ----------              ----------            -----------
    Net income (loss)                       $ (42,035)               23,641                (122,915)              (172,570)
                                            =========            ==========              ==========            ===========
Net income (loss) per limited
    partnership unit                        $   (1.94)                 1.09                   (5.68)                 (7.97)
                                            =========            ==========              ==========            ===========
Weighted average limited
    partnership units outstanding              21,003                21,003                  21,003                 21,003
                                            =========            ==========              ==========            ===========

                                 Condensed Consolidated Statements of Cash Flows
                                 -----------------------------------------------
                                                   (Unaudited)

                                                                                         Nine months ended Sept. 30,
                                                                                         ---------------------------
                                                                                       2007                      2006
                                                                                       ----                      ----
Cash provided by (used in):
  Operating activities:
    Net loss                                                                        $(122,915)                 (172,570)
    Loss on sale of properties                                                              -                    42,975
    Adjustments - other, principally changes in
      other assets and liabilities                                                     75,097                   (17,279)
                                                                                    ---------                 ----------
         Net cash used in operating activities                                        (47,818)                 (146,874)
                                                                                    ---------                 ----------
Investing activities:
    Additions to property and equipment                                                     -                  (465,282)
    Net proceeds from sale of properties                                                    -                   124,498
                                                                                    ---------                 ----------
         Net cash used in investing activities                                              -                  (340,784)
                                                                                    ---------                 ----------
Financing activities
    Principal payments on mortgage loan                                                     -                   (50,683)
    Advances from affiliates                                                           47,818                   462,497
                                                                                    ---------                 ----------
         Net cash provided by financing activities                                     47,818                   411,814
                                                                                    ---------                 ----------

Net decrease in cash and equivalents                                                        -                   (75,844)
Cash and equivalents at beginning of period                                                 -                    75,844
                                                                                    ---------                 ----------
Cash and equivalents at end of period                                               $       -                         -
                                                                                    =========                 ==========

Supplemental schedule of non cash transactions:
Gross proceeds from sale of land                                                    $       -                   425,000
Closing costs                                                                               -                   (50,502)
Repayment of loan payable                                                                   -                  (250,000)
                                                                                    ---------                 ----------
Net proceeds from sale of land                                                              -                   124,498

Book value of land, net of $250,000 land repayment                                          -                  (167,473)
                                                                                    ---------                 ----------
Loss on sale of land                                                                $       -                   (42,975)
                                                                                    =========                 ==========
Supplemental schedule of cash flow information -
   cash paid during the nine month period for interest                              $       -                   366,728
                                                                                    =========                 ==========

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2007 and 2006
                                   (Unaudited)

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

Property and Equipment
----------------------

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006. The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000. At September 30, 2007, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West. The property is being actively marketed for sale and, therefore, is not being depreciated. Depreciation not recorded for the three and nine months ended September 30, 2007 was approximately $20,000 and $60,000, respectively. Depreciation not recorded for the three and nine months ended September 30, 2006 was approximately $72,000 and $216,000, respectively.

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first nine months of 2007. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first nine months of 2006, the Partnership's loss excluding sold properties (Amherst, New York land) decreased approximately $7,000 from a loss of $130,000 in 2006 to a loss of $123,000 in 2007.

Rental income at Commercial Park West decreased by approximately $386,000 for the nine months ended September 30, 2007 as a result of the sale of two of three buildings in December 2006. Other income experienced a large decrease of approximately $244,000 primarily due to a decrease in common area maintenance fees of approximately $178,000.

Total expenses decreased approximately $637,000. Property operations decreased approximately $242,000 due to the sale of two of the three buildings at Commercial Park West, as well as $43,000 in carpeting replacement, painting, and repairs made during the nine months ended September 30, 2006. The decrease in administrative expense and reimbursement to affiliates of approximately $48,000 was a result of a decrease in management fees and portfolio reimbursed expense. Other administrative expense decreased approximately $49,000 as a result of decreased advertising and leasing expense. Interest expense decreased approximately $298,000 due the mortgage being paid off in December 2006.

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


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V


              November 13, 2007          /s/ Joseph M. Jayson
              -----------------          ---------------------------------
                    Date                 Joseph M. Jayson,
                                         Individual General Partner and
                                         Principal Financial Officer