Form 10-K
period 2007-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2008-04-15
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2007

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2007 and 2006, the Partnership, either directly or through limited liability, wholly owned subsidiary companies, owned a 115,000 square foot office complex in Durham, North Carolina (Commercial Park West). Additionally, at December 31, 2005, the Partnership owned 96 acres of vacant land (Transit Road land) in Amherst, New York, which was sold on January 20, 2006, resulting in a loss of approximately $43,000. On February 9, 2004, the Partnership sold The Paddock Building, Inducon East (Phase I and Phase II), and Inducon East Phase III, to an unaffiliated entity. The sale was for cash of $1,665,000 along with a note from the buyer in the amount of $185,000 and assumption of approximately $9,000,000 of outstanding mortgage loans, resulting in a net gain of approximately $500,000. However, this does not necessarily mean that cash proceeds will be available for distribution in an amount equal to the gain. The remaining properties, a portion of Commercial Park West and the vacant land were sold in December 2006 and January 2006. The Partnership still holds one out of three of the buildings at Commercial Park West, which is currently being actively marketed for sale.

         It is anticipated that the Partnership will be entering into a sales contract in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sale will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2007, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2007 were employees of the Corporate General Partner or its affiliates.

         The occupancy for Commercial Park West as of December 31, 2007, 2006 and 2005 was 89%, 97% and 58%, respectively.

         The percent of total Partnership revenue generated by Commercial Park West was 100% for 2007, 2006 and 2005.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS
-------- -------------------------

         None.

ITEM 2: PROPERTIES
------- ----------

         The following is a list of properties owned by the Partnership at December 31, 2007:

Property Name
and Location                      General Character of Property                           Purchase Date
------------                      -----------------------------                           -------------
Commercial Park West              Office complex consisting of one building                June 1991
  Durham, NC                      totaling 34,997 square feet.

Two of the three buildings in the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006. The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000. The Transit Road land in Amherst, New York was also sold in January 2006.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2007, there were 1,909 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2007, 2006 and 2005.

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

ITEM 6:  SELECTED FINANCIAL DATA
-------  -----------------------

                                                   At or for the years ended December 31,
                                  -----------------------------------------------------------------------
                                     2007             2006          2005           2004          2003
                                  -----------------------------------------------------------------------
Balance sheet data
Net rental property               $ 1,218,137      1,218,137      5,891,292      5,850,471     15,064,503
Total assets                        1,231,862      1,248,564      6,233,361      6,391,160     17,056,942
Mortgage loans payable                     --             --      5,670,597      5,735,563     14,806,326
                                  -----------------------------------------------------------------------
Partners' equity (deficit)           (625,170)      (387,786)      (282,063)       293,479      1,106,270
                                  =======================================================================
Operating data
Rental income                         473,450      1,236,456        848,057        754,198      2,250,321
Other income                            5,004        126,666         44,687        127,910         35,020
                                  -----------------------------------------------------------------------
Total revenue                         478,454      1,363,122        892,744        882,108      2,285,341
                                  -----------------------------------------------------------------------
Property operating costs              341,457        725,233        728,546        902,913      1,425,385

Interest - affiliates                      --          5,043             --             --             --
Interest expense                      104,401        535,520        472,614        481,607      1,234,545

Administrative expenses               269,980        290,956        267,126        562,949        686,144
Write-off of deferred
  mortgage costs                           --         84,781             --             --             --
                                  -----------------------------------------------------------------------
Total expenses                        715,838      1,641,533      1,468,286      1,947,469      3,346,074
                                  -----------------------------------------------------------------------
Net loss before gain on sale
  of property                        (237,384)      (278,411)      (575,542)    (1,065,361)    (1,060,733)

Gain on sale of property                   --        172,688             --        252,570             --
                                  -----------------------------------------------------------------------
Net income (loss)
                                  $  (237,384)      (105,723)      (575,542)      (812,791)    (1,060,733)
                                  =======================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                  (53,503)      (375,763)      (255,869)      (156,169)       213,092
Investing activities                       --      4,845,843        (40,821)       402,184        133,712
Financing activities                   53,503     (4,545,924)       372,534       (630,796)      (235,870)
                                  -----------------------------------------------------------------------
Net increase (decrease) in cash
  and equivalents                          --        (75,844)        75,844       (384,781)       110,934
                                  =======================================================================
Per limited partnership unit:

Net income (loss)                      (10.96)         (5.70)        (26.58)        (38.74)        (48.99)

Distributions                              --             --             --             --             --
                                  =======================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS.
        --------------

Liquidity and Capital Resources:
--------------------------------

         Effective January 1, 2001, the Partnership's five commercial properties and an apartment complex (Camelot East), have actively been marketed for sale. In 2006, the Partnership experienced a decrease in cash of approximately $76,000. The mortgage was repaid with the sale of a portion of Commercial Park West and proceeds from advances from affiliated parties which amounted to $1,615,676 and $1,562,173 at December 31, 2007 and 2006, respectively. The
Partnership made no distributions to partners in 2007, 2006, or 2005. In accordance with the settle of the lawsuit (Item 3), it is anticipated that with the sale of the remaining properties, the Partnership may be in position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settle agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

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

Results of Operations:
----------------------

         The results of operations of the Partnership produced a net loss of $237,384 in 2007 compared to a net loss of $105,723 in 2006.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2007 as compared to 2006
------------------------

         As discussed previously, the Partnership has one remaining property, Commercial Park West, which experienced a decrease in rental income of approximately 60% for the year ended December 31, 2007 as compared to 2006 due to the sale of two of three buildings in the Park. Other income also decreased approximately $121,000 primarily due to the sale of two of the Commercial Park West buildings in 2006.

         Total expenses for the year ended December 31, 2007 decreased approximately $926,000 as compared to 2006 due to the sale of the two of the three buildings as stated above. The property operations expenses at Commercial Park West decreased approximately $384,000 due to a decrease in replacements, insurance, real estate taxes, utilities, payroll etc. Administrative expense and reimbursement to affiliated parties decreased approximately $20,000 due to decrease in legal fees, advertising, professional fees and licensing and permits. Interest expense decreased approximately $431,000 due to a decrease in mortgage principal.

2006 as compared to 2005
------------------------

         As discussed previously, the Partnership has one remaining property, Commercial Park West, which experienced an increase in rental income of approximately 45% for the year ended December 31, 2006 as compared to 2005 due to an small increase in occupancy and an increase in common area maintenance revenue. Other income increased approximately $82,000 primarily due to a $54,000 lease buyout by the lessee for the remainder of the lease.

         Total expenses for the year ended December 31, 2006 increased approximately $173,000 as compared to 2005, excluding the Sold Assets. The property operations expenses at Commercial Park West remained fairly consistent. Administrative expense and reimbursement to affiliated parties increased approximately $30,000 due to an increase in portfolio management of approximately $22,000 as a result of a change in allocation and by an increase in management fees of $8,000, which correlates to the increase in rental income. Interest expense increased approximately $63,000 due to $23,000 interest and $40,000 loan fee paid to Acquest Development, LLC. The interest paid related to a loan that was used to make renovations to CPW, payable upon the sale of CPW.

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

ITEM 9B: OTHER INFORMATION
-------- -----------------

         None.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2007, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 69, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A. Mr. Jayson has been in the real estate business for the last 45 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 45 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 26 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 67, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 36 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

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

         Realmark Property Investors Limited Partnership - V
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2007. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 1,642.3 units of limited partnership interest amounting to approximately 7.8% of the Partnership interest at December 31, 2007. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2007, owned 17 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-------- --------------------------------------

Audit Engagement: Rotenberg & Co., LLP was engaged as the Partnership's independent auditor for years 2007 and 2006. All fees incurred for the years ended December 31, 2007 and 2006 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnerships quarterly reports on Form 10-Q by Rotenberg & Co. for the years ended December 31, 2007 and 2006 totaled to $27,000 and $9,000, respectively.

Audit-Related Fees:  None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2007, and 2006. The fees for these services amounted to $5,435 and $3,460, respectively.

All Other Fees:  None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2007 were pre-approved by the Audit Committee.

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

         The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2007 and 2006, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2007.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES
-------- ---------------------------------------------

(a)      Consolidated Financial Statements                                             Page
         ---------------------------------                                             ----
         Independent Auditor's Report                                                   F-1
         Consolidated Balance Sheets as of December 31, 2007 and 2006                   F-2
         Consolidated Statements of Operations for the years ended
           December 31, 2007, 2006 and 2005                                             F-3
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2007, 2006 and 2005                                       F-4
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2007, 2006 and 2005                                             F-5
         Notes to Consolidated Financial Statements                                     F-7

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V


By:      /s/ Joseph M. Jayson                               March 28, 2008
         ---------------------------------                  --------------
         JOSEPH M. JAYSON,                                       Date
         Individual General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                               March 28, 2008
         ---------------------------------                  --------------
         JOSEPH M. JAYSON,                                       Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                               March 28, 2008
         ---------------------------------                  --------------
         JUDITH P. JAYSON,                                       Date
         Vice President and Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Partners
Realmark Property Investors Limited Partnership - V
  and Subsidiaries
Getzville, New York


         We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - V and Subsidiaries ("the Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended. Our audit also included the 2007 financial statement schedule in the index at item 15. Realmark Property Investors Limited Partnership - V and Subsidiaries' management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - V and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2007 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Rotenberg & Co., LLP
------------------------
Rotenberg & Co., LLP
Rochester, New York
  April 9, 2008












                                      F-1A

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited
    Partnership - V:


We have audited the accompanying consolidated statements of operations, partners' equity, and cash flows of Realmark Property Investors Limited Partnership - V and Subsidiaries as of December 31, 2005. Our audit also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are in responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly and the results of their operations and their cash flows of Realmark Property Investors Limited Partnership - V and Subsidiaries as of December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basis financial statements taken as a whole, presents fairly in all material respects the in formation set forth therein.

As discussed in note 6 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.



Williamsville, New York
March 31, 2006










                                      F-1B

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2007 and 2006


                           Assets                                                     2007          2006
                           ------                                                     ----          ----
Property and equipment, at cost, all held for sale:
     Land and improvements                                                        $   299,744        299,744
     Buildings and improvements                                                     1,954,494      1,954,494
                                                                                  -----------    -----------

                                                                                    2,254,238      2,254,238
     Less accumulated depreciation                                                 (1,036,101)    (1,036,101)
                                                                                  -----------    -----------

                           Net property and equipment                               1,218,137      1,218,137

Accounts receivable                                                                     2,939          2,455
Other assets                                                                           10,786         27,972
                                                                                  -----------    -----------

                           Total assets                                           $ 1,231,862      1,248,564
                                                                                  ===========    ===========

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Payables to affiliated parties                                                 1,615,676      1,562,173
     Accounts payable and accrued expenses                                            121,564         38,847
     Accrued interest payable                                                          84,504             --
     Security deposits and prepaid rents                                               35,288         35,330
                                                                                  -----------    -----------

                           Total liabilities                                        1,857,032      1,636,350
                                                                                  -----------    -----------

Partners' equity (deficit):
     General partners                                                                (200,484)      (193,362)
     Limited partners                                                                (424,686)      (194,424)
                                                                                  -----------    -----------

                           Total partners' equity (deficit)                          (625,170)      (387,786)
                                                                                  -----------    -----------

                           Total liabilities and partners' equity                 $ 1,231,862      1,248,564
                                                                                  ===========    ===========











See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years ended December 31, 2007, 2006 and 2005



                                                                      2007         2006           2005
                                                                      ----         ----           ----
Income:
     Rental                                                        $  473,450     1,236,456       848,057
     Interest and other                                                 5,004       126,666        44,687
                                                                   ----------    ----------    ----------

                           Total income                               478,454     1,363,122       892,744
                                                                   ----------    ----------    ----------

Expenses:
     Property operations                                              341,457       725,233       728,546
     Interest:
         Affiliated parties                                                --         5,043            --
         Other                                                        104,401       535,520       472,614
     Administrative:
         Affiliated parties                                            95,622       172,866       143,006
         Other                                                        174,358       118,090       124,120
     Write-off of deferred mortgage costs                                  --        84,781            --
                                                                   ----------    ----------    ----------

                           Total expenses                             715,838     1,641,533     1,468,286

Net loss before gain on sale of properties                           (237,384)     (278,411)     (575,542)

Gain on sale of properties                                                 --       172,688            --
                                                                   ----------    ----------    ----------

                           Net loss                                $ (237,384)     (105,723)     (575,542)
                                                                   ==========    ==========    ==========

Net loss per limited partnership unit                              $   (10.96)        (5.70)       (26.58)
                                                                   ==========    ==========    ==========

Weighted average number of limited partnership
     units outstanding                                               21,002.8      21,002.8      21,002.8
                                                                   ==========    ==========    ==========













See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                   Consolidated Statements of Partners' Equity
                  Years ended December 31, 2007, 2006 and 2005






                                                       General       Limited Partners
                                                       Partners      Units      Amount
                                                       --------      -----      ------
Balances at December 31, 2004                         $(190,193)   21,002.8     483,672

Net loss                                                (17,266)         --    (558,276)
                                                      ---------    --------   ---------

Balances at December 31, 2005                          (207,459)   21,002.8     (74,604)

Net loss                                                (14,097)         --    (119,820)
                                                      ---------    --------   ---------

Balances at December 31, 2006                          (193,362)   21,002.8    (194,424)

Net loss                                                 (7,122)         --    (230,262)
                                                      ---------    --------   ---------

Balances at December 31, 2007                         $(200,484)   21,002.8    (424,686)
                                                      =========    ========   =========






















See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2007, 2006 and 2005

                                                                     2007         2006           2005
                                                                     ----         ----           ----
Cash flows from operating activities:
     Net loss                                                    $ (237,384)     (105,723)     (575,542)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
              Amortization                                               --         4,653         6,204
              Gain on sale of property                                   --      (172,688)           --
              Changes in:
                  Accounts receivable                                  (484)       24,801        33,599
                  Receivables from affiliated parties                    --        18,725       107,057
                  Escrow deposits                                        --        50,977       171,467
                  Deferred mortgage costs                                --        80,128            --
                  Other assets                                       17,186        56,514       (43,863)
                  Accounts payable and accrued expenses              82,717      (230,564)       10,148
                  Accrued interest payable                           84,504       (39,406)         (452)
                  Security deposits and prepaid rents                   (42)      (63,180)       35,513
                                                                 ----------    ----------    ----------
                         Net cash used in operating activities      (53,503)     (375,763)     (255,869)
                                                                 ----------    ----------    ----------
Cash flows from investing activities:
     Proceeds from sale of property                                      --     5,323,348           --
     Additions to property and equipment                                 --      (477,505)      (40,821)
                                                                 ----------    ----------    ----------
                         Net cash provided by (used in)
                           investing activities                          --     4,845,843       (40,821)
                                                                 ----------    ----------    ----------
Cash flows from financing activities:
     Principal payments on mortgage loans                                --    (5,670,597)      (64,966)
     Payables to affiliated parties                                  53,503     1,562,173            --
     Proceeds (repayment of) from loan payable                           --      (437,500)      437,500
                                                                 ----------    ----------    ----------
                           Net cash provided by (used in)
                             financing activities                    53,503    (4,545,924)      372,534
                                                                 ----------    ----------    ----------

Net increase (decrease) in cash and equivalents                          --       (75,844)       75,844

Cash and equivalents at beginning of year                                --        75,844            --
                                                                 ----------    ----------    ----------
Cash and equivalents at end of year                              $       --            --        75,844
                                                                 ==========    ==========    ==========
Supplemental disclosure of cash flow information -
     cash paid during the year for interest                      $   19,897       659,707       473,066
                                                                 ==========    ==========    ==========








See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued



                                                                        2007              2006              2005
                                                                        ----              ----              ----
Schedule of noncash transactions:
     Gross proceeds from sale of property                           $          -        6,042,000                 -
     Advance from affiliated parties                                           -          790,000                 -
     Costs related to sale of property                                         -         (156,994)                -
     Repayment of loan payable                                                 -         (250,000)                -
     Repayment of mortgage payable                                             -       (5,606,725)                -
     Mortgage defeasance fee paid                                              -         (552,658)                -
     Other non cash transactions                                               -         (120,602)                -
                                                                    ============      ===========       ===========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2007, 2006 and 2005


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

     Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (note 4).

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

         (2) Realmark Commercial, LLC that owns Commercial Park West, a 115,021 square foot office complex located in Durham, North Carolina, acquired in 1991 for $5,773,633. Realmark Commercial, LLC sold a portion of the office complex in 2006 (two of the three buildings).

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

         The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2007, no impairment in value has been recognized.

         The Partnerships' policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. The remaining property was for sale in 2007, 2006, and 2005.

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

     (h) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2007.

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

         The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 6), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partners capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (j) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2007, net assets for financial reporting purposes were $10,262 less than the tax bases of the net assets.

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

     (l) Recent Pronouncements
     -------------------------

         The Partnership does not believe that the following recent pronouncements have a material effect on its financial position, results of operations or cash flows:

         o Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" ("SFAS 155").
         o Statement of Financial Accounting Standard ("SFAS 155") No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156").
         o FIN 48, Accounting for Uncertainty in Income Taxes -an Interpretation of FASB Statement No. 109.
         o Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements".
         o Statements of Financial Accounting Standard ("SFAS") N0. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132 (R)" ("SFAS 158").
         o SEC Staff Accounting Bulletin No. 108 ("SAB 108") - guidance on Quantifyying Financial Statement Misstatements.
         o Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115".
         o Statement of Financial Accounting Standard ("SFAS") No. 141 (R), "Business Combinations".
         o Statement of Financial Accounting Standard ("SFAS") No. 160, "Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51.

(3)  Investments in Real Estate
-------------------------------

         On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(3)  Investments in Real Estate, Continued
------------------------------------------

         for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes the accounting and reporting standards for the impairment or disposal of long lived assets by requiring those assets to be measured at the lower of depreciated cost or fair value less selling costs, whether reported in continuing operations or in discontinued operations. The adoption of this standard did not have a material effect on the Partnership's consolidated financial position or results of operations for the year ended December 31, 2002.

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

         The carrying value of the property known as Commercial Park West amounted to $1,218,137 as of December 31, 2007 and 2006, respectively. Depreciation expense not recorded for the years ended December 31, 2007 and 2006 amounted to $80,198 and $294,000, respectively.

(4)  Related Party Transactions
-------------------------------

         The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(4)  Related Party Transactions, Continued
-------------------------------------------

                                                                          2007              2006              2005
                                                                          ----              ----              ----
         Property management fees based on a percent-
              age (generally 6%) of rental income                       $ 28,394           61,456            53,253

         Reimbursement for costs of services to the
              Partnership that include investor relations,
              marketing of properties, professional fees,
              communications, supplies, accounting,
              printing, postage and other items                           67,228          111,410            89,753
                                                                        --------          -------          --------

                                                                        $ 95,622          172,866           143,006
                                                                        ========          =======          ========

         In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Payables to affiliated parties are payable on demand and bear interest at 8% in 2007, 2006 and 2005.

     Payable to Affiliated Parties
     -----------------------------

         Payable to affiliates amounted to $1,615,676 and $1,562,173 at December 31, 2007 and 2006, respectively. Of this amount, $1,056,303 is payable to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the Partnership agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of the remaining building at Commercial Park West, 2327 Englert Drive, which is currently being marketed for sale.

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(4)  Related Party Transactions, Continued
-------------------------------------------

     Distributions
     -------------

         J. M. Jayson and Company, Inc. is an affiliated company in which the Individual General Partner is the Chairman, Director, and sole stockholder. J. M. Jayson and Company, Inc. owned 1,642.3 units of limited partnership interest.

(5)  Leases
-----------

         In connection with its commercial property, the Partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years, under noncancelable operating leases are as follows:

                           2008                              $   437,573
                           2009                                   99,910
                           2010                                   45,782
                           ----                              -----------
                                                             $   583,265
                                                             ===========

(6)  Settlement of Lawsuit
--------------------------

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

(6)  Settlement of Lawsuit, Continued
-------------------------------------

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

                                                                                                Schedule III, Cont.
                                                                                                -------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                        December 31, 2007, 2006 and 2005


(1)      Cost for Federal income tax purposes is $2,254,238

(2) A reconciliation of the carrying amount of land and buildings for the years ended December 31, 2007, 2006 and 2005 follows:

                                                                        2007             2006              2005
                                                                        ----             ----              ----
         Balance at beginning of year                               $  2,254,238        8,660,954         8,620,133
         Additions                                                             -          477,505            40,281
         Dispositions (5)                                                      -       (6,884,221)                -
                                                                    ------------      -----------       -----------

         Balance at end of year                                     $  2,254,238        2,254,238         8,660,954
                                                                    ============      ===========       ===========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2007, 2006 and 2005 is as follows:

                                                                         2007             2006              2005
                                                                         ----             ----              ----
         Balance at beginning of year                                $ 1,036,101        2,769,662         2,769,662
         Dispositions (5)                                                      -       (1,733,561)                -
                                                                     -----------        ---------         ---------

         Balance at end of year                                      $ 1,036,101        1,036,101         2,769,662
                                                                     ===========        =========         =========

(4)      Balance applies entirely to buildings and improvements.

(5) Sale of Transit Road land in Amherst, New York and two out of three buildings at Office Park known as Commercial Park West in Durham, North Carolina.

                                                                                                Schedule III, Cont.
                                                                                                -------------------
               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                                December 31, 2007






                                  Initial Cost to
                                     Partnership       Cost
                                 -----------------  capitalized
  Property                                          subsequent to                      Buildings and             Accumulated
Description       Encumbrances   Land   Buildings   acquisition   Retirements  Land    improvements   Total     depreciation*
-----------       ------------   ----   ---------   ------------- -----------  ----    -------------  -----     ------------
Commercial
  Park West
  Durham, NC        $      --    800,000  5,191,538   2,729,448    (6,466,748) 299,744    1,954,494   2,254,238    2,769,662

Transit Road Land
  Amherst, NY              --    234,000         --     183,473      (417,473)      --           --          --           --
                    --------- ---------- ----------  ----------   ----------- --------   ----------  ----------  -----------
                    $      --  1,034,000  5,191,538   2,912,921    (6,884,221) 299,744    1,954,494   2,254,238    2,769,662
                    ========= ========== ==========  ==========   =========== ========   ==========  ==========  ===========

                                          Date
                                           of         Date     Date
                         Retirements  construction  acquired   sold
                         -----------  ------------  --------   ----
Commercial
  Park West
  Durham, NC              (1,733,561)    1991        6/91      12/06(1)

Transit Road Land
  Amherst, NY                     --       --       12/88       1/06
                         -----------     ====       =====      =====
                          (1,733,561)
                         ===========

*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period January 1, 2001 through December 31, 2007.

(1) Two of the three buildings in office complex known as Commercial Park West were sold. One of the buildings is still held for sale (2327 Englert Drive). There is no mortgage on the last property held for sale as the mortgage was paid off with proceeds from the sale of the two buildings and an advance from an affiliate.