Form 10-Q
period 2008-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2008-05-15
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2008

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

Commission File Number: 0-16561


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                       16-1275925
-----------------------                  -------------------------------
(State of organization)                 (IRS Employer Identification No.)


2350 North Forest Road, Getzville, New York  14068
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

                                       Condensed Consolidated Balance Sheets
                                       -------------------------------------
                                                                                 (Unaudited)
                                                                                  March 31,          December 31,
                                                                                    2008                  2007
                                                                                -------------         --------------
                   Assets
---------------------------------------------
Property and equipment, all held for sale                                       $  2,254,238              2,254,238
Less accumulated depreciation                                                     (1,036,101)            (1,036,101)
                                                                                -------------         --------------
                                                                                   1,218,137              1,218,137
Accounts receivable                                                                    6,352                  2,939
Other assets                                                                           6,839                 10,786
                                                                                -------------         --------------
     Total assets                                                               $  1,231,328              1,231,862
                                                                                =============         ==============

      Liabilities and Partners' Equity
---------------------------------------------
Accounts payable and accrued expenses                                                102,621                121,564
Accrued interest payable                                                             105,630                 84,504
Payable to affiliates                                                              1,645,660              1,615,676
Security deposits and prepaid rents                                                   35,614                 35,288
Partners' equity                                                                    (658,197)              (625,170)
                                                                                -------------         --------------
     Total liabilities and partners' equity                                     $  1,231,328              1,231,862
                                                                                =============         ==============

                                  Condensed Consolidated Statements of Operations
                                  -----------------------------------------------
                                                    (Unaudited)
                                                                                   Three months ended March 31,
                                                                                ------------------------------------
                                                                                    2008                  2007
                                                                                -------------         --------------
Rental income                                                                   $    122,735                127,287
Other income                                                                               -                    173
                                                                                -------------         --------------
     Total income                                                                    122,735                127,460
                                                                                -------------         --------------
Property operating costs                                                              79,432                 70,339
Administrative expense - affiliates                                                   19,002                 28,164
Other administrative expense                                                          30,532                 54,841
Interest                                                                              26,796                 25,743
                                                                                -------------         --------------
     Total expenses                                                                  155,762                179,147
                                                                                -------------         --------------
     Net loss                                                                   $    (33,027)               (51,687)
                                                                                =============         ==============
Net loss per limited partnership unit                                           $      (1.53)                 (2.39)
                                                                                =============         ==============
Weighted average limited partnership units outstanding                                21,003                 21,003
                                                                                =============         ==============

                                 Condensed Consolidated Statements of Cash Flows
                                 -----------------------------------------------
                                                    (Unaudited)

                                                                                   Three months ended March 31,
                                                                                -----------------------------------
                                                                                    2008                  2007
                                                                                -------------         -------------
Cash provided by:
Operating activities:
     Net loss                                                                   $    (33,027)              (51,687)
     Adjustments - other, principally changes
          in other assets and liabilities                                             33,027                51,687
                                                                                -------------         -------------
          Net cash provided by operating activities                                        -                     -
                                                                                -------------         -------------
Cash and equivalents at beginning of period                                                -
                                                                                                                 -
                                                                                -------------         -------------
Cash and equivalents at end of period                                           $          -                     -
                                                                                =============         =============

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2008 and 2007
                                   (Unaudited)


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

Basis of Presentation
---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2007 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006. The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000. At March 31, 2008, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West. The property is being actively marketed for sale and, therefore, is not being depreciated. Depreciation not recorded for the three months ended March 31, 2008 and 2007 was approximately $20,000.

Subsequent Event
----------------

On May 6, 2008, an unrelated third party filed a tender offer with the Securities Exchange Commission under Schedule TO to purchase 20,986 units of limited partnership interest of the Partnership. Refer to the filing for additional information.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first three months of 2008. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first three months of 2008, the Partnership's loss decreased approximately $19,000 from a loss of $52,000 in 2007 to a loss of $33,000 in 2008.

Rental income at Commercial Park West decreased approximately $5,000 for the three months ended March 31, 2008 due to an increase in vacancies.

Total expenses decreased approximately $23,000. Property operations increased $9,000 due to furnace repairs during the first three months of 2008. The decrease in administrative expense and reimbursement to affiliates of approximately $33,000 was a result of a decrease in management fees and portfolio reimbursed expense.

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

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
        -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2007.

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


              May 15, 2008                 /s/ Joseph M. Jayson
              ------------                 ------------------------------
                  Date                     Joseph M. Jayson,
                                           Individual General Partner and
                                             Principal Financial Officer