Form 10-Q
period 2008-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2008-08-14
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2008

                                       or

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

                 Condensed Consolidated Balance Sheets
                 -------------------------------------

                                                                             (Unaudited)
                                                                              June 30,           December 31,
                                                                              --------           ------------
                   Assets                                                       2008                 2007
                   ------                                                       ----                 ----

Property and equipment, all held for sale                                    $ 2,254,238            2,254,238
Less accumulated depreciation                                                 (1,036,101)          (1,036,101)
                                                                            ------------         ------------

                                                                               1,218,137            1,218,137

Cash and equivalents                                                               3,629                    -
Accounts receivable                                                                5,991                2,939
Other assets                                                                       2,278               10,786
                                                                            ------------         ------------

Total assets                                                                $  1,230,035            1,231,862
                                                                            ============         ============

      Liabilities and Partners' Equity
      --------------------------------

Accounts payable and accrued expenses                                            102,877              121,564
Accrued interest payable                                                         126,756               84,504
Payable to affiliates                                                          1,654,313            1,615,676
Security deposits and prepaid rents                                               37,464               35,288
Partners' equity                                                                (691,375)            (625,170)
                                                                            ------------         ------------

     Total liabilities and partners' equity                                 $  1,230,035            1,231,862
                                                                            ============         ============

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                   (Unaudited)

                                                 Three months ended June 30,          Six months ended June 30,
                                                 ---------------------------          -------------------------
                                                    2008              2007              2008              2007
                                                    ----              ----              ----              ----
Rental income                                     $ 129,832           136,854           252,567           264,141
Other income                                              -               176                 -               349
                                                  ---------         ---------        ----------       -----------

Total income                                        129,832           137,030           252,567           264,490
                                                  ---------         ---------        ----------       -----------

Property operating costs                             79,838            85,863           159,270           156,262
Administrative expense - affiliates                  21,312            29,064            40,314            57,228
Other administrative expense                         34,893            25,226            65,425            80,067
Interest                                             26,967            26,070            53,763            51,813
                                                  ---------         ---------        ----------       -----------

Total expenses                                      163,010           166,223           318,772           345,370
                                                  =========         =========        ==========       ===========

Net loss                                          $ (33,178)          (29,193)          (66,205)          (80,880)
                                                  =========         =========        ==========       ===========

Net loss per limited partnership unit             $   (1.53)            (1.35)            (3.06)            (3.74)
                                                  =========         =========        ==========       ===========

Weighted average limited
partnership units outstanding                     $  21,003            21,003            21,003            21,003
                                                  =========         =========        ==========       ===========


                  Condensed Consolidated Statements of Cash Flows
                  -----------------------------------------------
                                   (Unaudited)

                                                                                            Six months ended June 30,
                                                                                             2008               2007
                                                                                             ----               ----
Cash provided by (used in):
Operating activities:
  Net loss                                                                                 $ (66,205)           (80,880)
  Adjustments - other, principally changes in other assets and liabilities                    69,834             80,880
                                                                                           ---------          ---------

Net cash provided by operating activities                                                      3,629                  -
                                                                                           ---------          ---------

Cash and equivalents at beginning of period                                                        -                  -
                                                                                           ---------          ---------

Cash and equivalents at end of period                                                      $   3,629                  -
                                                                                           =========          =========

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2008 and 2007
                                   (Unaudited)

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

Property and Equipment
----------------------

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006. The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000. At June 30, 2008, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West. The property is being actively marketed for sale and, therefore, is not being depreciated. Depreciation not recorded for the three and six months ended June 30, 2008 was approximately $20,000 and $40,000, respectively.

Tender Offer
------------

On May 6, 2008, an unrelated third party filed a tender offer with the Securities Exchange Comission under Schedule TO to purchase 20,986 units of limited partnership interest of the Partnership. Refer to the filing for additional information.

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first six months of 2008. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first six months of 2007, the Partnership's loss decreased approximately $15,000 from a loss of $81,000 in 2007 to a loss of $66,000 in 2008.

Rental income at Commercial Park West decreased by approximately $12,000 for the six months ended June 30, 2008 due to an increase in vacancies.

Total expenses decreased approximately $27,000. Property operations increased $3,000 due to furnace repairs during the first three months of 2008. The decrease in administrative expense and reimbursement to affiliates of approximately $32,000 was a result of a decrease in management fees and portfolio reimbursed expense.

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


              August 14, 2008            /s/ Joseph M. Jayson
              ---------------            ------------------------------
                   Date                  Joseph M. Jayson,
                                         Individual General Partner and
                                           Principal Financial Officer