Form 10-Q
period 2008-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2008-11-14
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

                                       or

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

                                  Condensed Consolidated Balance Sheets
                                  -------------------------------------

                                                                      (Unaudited)
                                                                     September 30,    December 31,
                   Assets                                                 2008            2007
                   ------                                             -----------    -----------
Property and equipment, all held for sale                             $ 2,254,238      2,254,238
Less accumulated depreciation                                          (1,036,101)    (1,036,101)
                                                                      -----------    -----------
                                                                        1,218,137      1,218,137
Accounts receivable                                                        17,113          2,939
Other assets                                                               24,612         10,786
                                                                      -----------    -----------
Total assets                                                          $ 1,259,862      1,231,862
                                                                      ===========    ===========

      Liabilities and Partners' Equity
      --------------------------------
Accounts payable and accrued expenses                                     169,480        121,564
Accrued interest payable                                                  147,882         84,504
Payable to affiliates                                                   1,640,041      1,615,676

Security deposits and prepaid rents                                        35,288         35,288
Partners' equity                                                         (732,829)      (625,170)
                                                                      -----------    -----------
     Total liabilities and partners' equity                           $ 1,259,862      1,231,862
                                                                      ===========    ===========


                                    Condensed Consolidated Statements of Operations
                                    -----------------------------------------------
                                                      (Unaudited)

                                                 Three months ended Sept. 30,           Nine months ended Sept. 30,
                                                -----------------------------          ----------------------------
                                                   2008               2007               2008                2007
                                                -----------         ---------          ---------        -----------
Rental income                                    $ 124,909          $ 124,996            377,476          389,137
Other income                                            --                 --                 --              349
                                                 ---------          ---------          ---------        ---------
     Total income                                  124,909            124,996            377,476          389,486
                                                 ---------          ---------          ---------        ---------
Property operating costs                            91,929            100,429            251,199          256,691
Administrative expense - affiliates                 17,522             20,108             57,836           77,336
Other administrative expense                        30,074             20,124             95,499          100,191
Interest                                            26,838             26,370             80,601           78,183
                                                 ---------          ---------          ---------        ---------
     Total expenses                                166,363            167,031            485,135          512,401
                                                 ---------          ---------          ---------        ---------
    Net loss                                     $ (41,454)           (42,035)          (107,659)        (122,915)
                                                 =========          =========          =========        =========
Net loss per limited partnership unit                (1.91)             (1.94)             (4.97)           (5.68)
                                                 =========          =========          =========        =========
Weighted average limited
    partnership units outstanding                   21,003             21,003             21,003           21,003
                                                 =========          =========          =========        =========

                                       Condensed Consolidated Statements of Cash Flows
                                       -----------------------------------------------
                                                         (Unaudited)

                                                                                           Nine months ended September 30,
                                                                                          --------------------------------
                                                                                              2008                2007
                                                                                           ----------          -----------
Cash provided by (used in):

Operating activities:
     Net loss                                                                               $(107,659)          (122,915)

     Adjustments - other, principally changes in other assets and liabilities                 107,659             75,097
                                                                                            ---------          ---------
Net cash provided by operating activities                                                          --            (47,818)
                                                                                            ---------          ---------

Net cash provided by financing activities                                                          --             47,818

Cash and equivalents at beginning of period                                                        --                 --
                                                                                            ---------          ---------
Cash and equivalents at end of period                                                       $      --                 --
                                                                                            =========          =========

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2008 and 2007
                                   (Unaudited)

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

Basis of Presentation
---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2007 Form 10-K. The
                                       4

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2008 and 2007
                                   (Unaudited)

interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006. The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000. At September 30, 2008, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West. The property is being actively marketed for sale and, therefore, is not being depreciated. Depreciation not recorded for the three and nine months ended September 30, 2008 was approximately $20,000 and $60,000 respectively. Depreciation not recorded for the three and nine months ended September 30, 2007 was approximately $20,000 and $60,000 respectively.

Tender Offer
------------

On May 6, 2008, an unrelated third party filed a tender offer with the Securities Exchange Commission under Schedule TO to purchase all units of limited partnership interest of the Partnership. Certain units (3.2%) have been transferred as a result of the TO. Refer to TO related filings for additional information.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first nine months of 2008. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first nine months of 2007, the Partnership's loss decreased approximately $15,000 from a loss of $123,000 in 2007 to a loss of $108,000 in 2008.

Rental income at Commercial Park West decreased by approximately $12,000 for the nine months ended September 30, 2008 due to an increase in vacancies.

Total expenses decreased approximately $27,000. Property operations decreased $5,000 due to a decrease in repairs and maintenance. The decrease in administrative expense and reimbursement to affiliates of approximately $22,000 was a result of a decrease in management fees and portfolio reimbursed expense.

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


              November 14, 2008                 /s/ Joseph M. Jayson
              -----------------                 --------------------
                    Date                        Joseph M. Jayson,
                                                Individual General Partner and
                                                  Principal Financial Officer