Form 10-K
period 2008-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2009-04-01
CIK 790067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission File Number 0-16561

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
               ---------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

         Delaware                                        16-1275925
   --------------------                       --------------------------------
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

ITEM 1: BUSINESS
----------------

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2008 and 2007, the Partnership, either directly or through limited liability, wholly owned subsidiary companies, owned a 35,000 square foot building in Durham, North Carolina (Commercial Park West).

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2008, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2008 were employees of the Corporate General Partner or its affiliates.

         The occupancy for Commercial Park West as of December 31, 2008, 2007 and 2006 was 52%, 89% and 97%, respectively.

         The percent of total Partnership revenue generated by Commercial Park West was 100% for 2008, 2007 and 2006.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS
----------------------------------

         None.

ITEM 2: PROPERTIES
------------------

         The following is a list of properties owned by the Partnership at December 31, 2008:

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2008, there were 1,909 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2008, 2007 and 2006.

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

ITEM 6:  SELECTED FINANCIAL DATA
-------  -----------------------

                                                       At or for the years ended December 31,
                                  ----------------------------------------------------------------------------------
                                         2008             2007            2006            2005           2004
                                  ----------------------------------------------------------------------------------
Balance sheet data
Net rental property               $       1,218,137       1,218,137       1,218,137       5,891,292      5,850,471
Total assets                              1,261,636       1,231,862       1,248,564       6,233,361      6,391,160
Mortgage loans payable                            -               -               -       5,670,597      5,735,563
Partners' equity (deficit)                 (763,568)       (625,170)       (387,786)       (282,063)       293,479
                                  ==================================================================================
Operating data
Rental income                               468,993         473,450       1,236,456         848,057        754,198
Other income                                    350           5,004         126,666          44,687        127,910
                                  ----------------------------------------------------------------------------------
Total revenue                               469,343         478,454       1,363,122         892,744        882,108
                                  ----------------------------------------------------------------------------------
Property operating costs                    325,024         341,457         725,233         728,546        902,913
Interest - affiliates                             -               -           5,043               -              -
Interest expense                            107,370         104,401         535,520         472,614        481,607
Administrative expenses                     175,347         269,980         290,956         267,126        562,949
Write-off of deferred
   mortgage costs                                 -               -          84,781               -              -
                                  ----------------------------------------------------------------------------------
Total expenses                              607,741         715,838       1,641,533       1,468,286      1,947,469
                                  ----------------------------------------------------------------------------------
Net loss before gain on sale               (138,398)       (237,384)       (278,411)       (575,542)    (1,065,361)
   of property
Gain on sale of property                          -               -         172,688               -        252,570
                                  ----------------------------------------------------------------------------------
Net income (loss)                 $        (138,398)       (237,384)       (105,723)       (575,542)      (812,791)
                                  ==================================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                        (24,243)        (53,503)       (375,763)       (255,869)      (156,169)
Investing activities                              -               -       4,845,843         (40,821)       402,184
Financing activities                         24,243          53,503      (4,545,924)        372,534       (630,796)
                                  ----------------------------------------------------------------------------------
Net increase (decrease) in cash
and equivalents                                   -               -         (75,844)         75,844       (384,781)
                                  ==================================================================================
Per limited partnership unit:
Net income (loss)                             (6.39)         (10.96)          (5.70)         (26.58)        (38.74)
Distributions                                     -               -               -               -              -
                                  ==================================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS.
        --------------

Liquidity and Capital Resources:
--------------------------------

         Effective January 1, 2001, the Partnership's real estate has actively been marketed for sale. The partnership has held no cash equivalents since 2006, when a mortgage was repaid with proceeds from the sale of a portion of Commercial Park West and proceeds from advances from affiliated parties which amounted to $1,639,919 and $1,615,676 at December 31, 2008 and 2007,
respectively. The Partnership made no distributions to partners in 2008, 2007, or 2006. In accordance with the settle of the lawsuit (Item 3), it is anticipated that with the sale of the remaining properties, the Partnership may be in position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settle agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

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

Results of Operations:
----------------------

         The results of operations of the Partnership produced a net loss of $138,398 in 2008 compared to a net loss of $237,384 in 2007.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2008 as compared to 2007
------------------------

         As discussed previously, the Partnership has one remaining property, Commercial Park West, which experienced a decrease in rental income of approximately 1% for the year ended December 31, 2008 as compared to 2007. Other income also decreased approximately $5,000.

         Total expenses for the year ended December 31, 2008 decreased approximately $108,000 as compared to 2007. Property operations decreased approximately $16,000 due to a decrease in payroll and employee benefits of $30,000, repair and maintenance of $7,000 and utilities of $2,000, offset by an increase of contracted services of $19,000 and property taxes of $4,000. Administrative expense and reimbursement to affiliated parties decreased approximately $95,000 due to decrease in legal fees, advertising, professional fees and licensing and permits. Interest expense increased approximately $3,000.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

         None.

ITEM 9A: CONTROLS AND PROCEDURES
-------- -----------------------

         The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Partnership's management, including the Partnership's Individual General Partner and Principal Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Partnership's Individual General Partner and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Partnership's disclosure controls and procedures to cause them to become effective.

         Management's Annual Report on Internal Control over Financial Reporting. Management of the Partnership is responsible for establishing and maintaining adequate internal control over reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the Partnership's internal control over financial reporting based on the framework and criteria established in Internal Control -Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Partnership's internal control over financial reporting was not effective as of December 31, 2008.

         Because of the Partnership's small size and limited financial resources, there is a limited number of persons, including the Individual General Partner and Principal Financial Officer, dealing with all general administrative and financial matters. While management utilizes outside resources when necessary, this lack of segregation of duties constitutes a material weakness in financial reporting. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate.

         Our management, including the Individual General Partner and Principal Financial Officer, does not expect that the Partnership's internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls systems, no evaluation of controls, can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

         This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management's report in this annual report.

ITEM 9B: OTHER INFORMATION
--------------------------

         None.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2008, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 70, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A. Mr. Jayson has been in the real estate business for the last 46 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 46 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 27 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 68, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 37 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee
---------------

         The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Joseph M. Jayson and Duane Neyman, CPA.

Audit Committee Financial Expert
--------------------------------

         The Directors and Executive Officers of the Corporate General Partner have determined that Duane Neyman, CPA is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Neyman is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances, namely that the Partnership is small in size and there is limited personnel. Mr. Neyman is not independent as a result of being a former employee of an affiliate of the Corporate General Partner.

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

         Realmark Property Investors Limited Partnership - V
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------------------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2008. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 1,642.3 units of limited partnership interest amounting to approximately 7.8% of the Partnership interest at December 31, 2008. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2008, owned 17 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

Audit Engagement: Rotenberg & Co., LLP was engaged as the Partnership's independent auditor for years 2008 and 2007. All fees incurred for the years ended December 31, 2008 and 2007 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnerships quarterly reports on Form 10-Q by Rotenberg & Co. for the years ended December 31, 2008 and 2007 totaled to $18,000 and $27,000, respectively.

Audit-Related Fees:  None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2008, and 2007. The fees for these services amounted to $5,435 and $5,435 respectively.

All Other Fees:  None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2008 were pre-approved by the Audit Committee.

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

         The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2008 and 2007, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2008.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES
------------------------------------------------------

(a)      Consolidated Financial Statements                                             Page
---      ---------------------------------                                             ----

         Independent Auditor's Report                                                   F-1
         Consolidated Balance Sheets as of December 31, 2008 and 2007                   F-2
         Consolidated Statements of Operations for the years ended
                  December 31, 2008, 2007 and 2006                                      F-3
         Consolidated Statements of Partners' Equity for the years
                  ended December 31, 2008, 2007 and 2006                                F-4
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 2008, 2007 and 2006                                      F-5-6
         Notes to Consolidated Financial Statements                                     F-7

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i)      Schedule III - Real Estate and Accumulated Depreciation               F-17

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Exhibits
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


By:      /s/Joseph M. Jayson                                     March 31, 2009
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

         /s/ Joseph M. Jayson                                    March 31, 2009
         --------------------                                    --------------
         JOSEPH M. JAYSON,                                            Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                    March 31, 2009
         --------------------                                    --------------
         JUDITH P. JAYSON,                                            Date
         Vice President and Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Partners
Realmark Property Investors Limited Partnership - V
Getzville, New York


         We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - V ("the Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years ending December 31, 2008. Our audit also included the 2008 financial statement schedule in the index at item 15. Realmark Property Investors Limited Partnership - V's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - V as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years ending December 31 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2008 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Rotenberg & Co., LLP
------------------------
    Rotenberg & Co., LLP

Rochester, New York
March 31, 2009

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                           Consolidated Balance Sheets
                           December 31, 2008 and 2007


                           Assets                                                   2008          2007
                           ------                                                   ----          ----
Property and equipment, at cost, all held for sale:
     Land                                                                        $   299,744        299,744
     Buildings and improvements                                                    1,954,494      1,954,494
                                                                                 -----------    -----------

                                                                                   2,254,238      2,254,238
     Less accumulated depreciation                                                (1,036,101)    (1,036,101)
                                                                                 -----------    -----------

                           Net property and equipment                              1,218,137      1,218,137

Accounts receivable                                                                   36,771          2,939
Other assets                                                                           6,728         10,786
                                                                                 -----------    -----------

                           Total assets                                          $ 1,261,636      1,231,862
                                                                                 ===========    ===========

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Payables to affiliated parties                                                1,639,919      1,615,676
     Accounts payable and accrued expenses                                           180,989        121,564
     Accrued interest payable                                                        169,008         84,504
     Security deposits and prepaid rents                                              35,288         35,288
                                                                                 -----------    -----------

                           Total liabilities                                       2,025,204      1,857,032
                                                                                 -----------    -----------

Partners' equity (deficit):
     General partners                                                               (204,636)      (200,484)
     Limited partners                                                               (558,932)      (424,686)
                                                                                 -----------    -----------

                           Total partners' equity (deficit)                         (763,568)      (625,170)
                                                                                 -----------    -----------

                           Total liabilities and partners' equity                $ 1,261,636      1,231,862
                                                                                 ===========    ===========










See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                      Consolidated Statements of Operations
                  Years ended December 31, 2008, 2007 and 2006


                                                                       2008          2007          2006
                                                                       ----          ----          ----
Income:
     Rental                                                         $  468,993       473,450     1,236,456
     Interest and other                                                    350         5,004       126,666
                                                                    ----------    ----------    ----------

                           Total income                                469,343       478,454     1,363,122
                                                                    ----------    ----------    ----------

Expenses:
     Property operations                                               325,024       341,457       725,233
     Interest:
         Affiliated parties                                                 --            --         5,043
         Other                                                         107,370       104,401       535,520
     Administrative:
         Affiliated parties                                             69,525        95,622       172,866
         Other                                                         105,822       174,358       118,090
     Write-off of deferred mortgage costs                                   --            --        84,781
                                                                    ----------    ----------    ----------

                           Total expenses                              607,741       715,838     1,641,533
                                                                    ----------    ----------    ----------

Net loss before gain on sale of properties                            (138,398)     (237,384)     (278,411)

Gain on sale of properties                                                  --            --       172,688
                                                                    ----------    ----------    ----------

                           Net loss                                 $ (138,398)     (237,384)     (105,723)
                                                                    ==========    ==========    ==========

Net loss per limited partnership unit                               $    (6.39)       (10.96)        (5.70)
                                                                    ==========    ==========    ==========

Weighted average number of limited partnership
     units outstanding                                                21,002.8      21,002.8      21,002.8
                                                                    ==========    ==========    ==========










See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                   Consolidated Statements of Partners' Equity
                  Years ended December 31, 2008, 2007 and 2006



                                                  General       Limited Partners
                                                  Partners     Units       Amount
                                                  --------     -----       ------
Balances at December 31, 2005                    $(207,459)   21,002.8     (74,604)

Net income (loss)                                   14,097          --    (119,820)
                                                 ---------    --------   ---------

Balances at December 31, 2006                     (193,362)   21,002.8    (194,424)

Net loss                                            (7,122)         --    (230,262)
                                                 ---------    --------   ---------

Balances at December 31, 2007                     (200,484)   21,002.8    (424,686)

Net loss                                            (4,152)         --    (134,246)
                                                 ---------    --------   ---------

Balances at December 31, 2008                    $(204,636)   21,002.8    (558,932)
                                                 =========    ========   =========

























See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2008, 2007 and 2006

                                                                  2008             2007          2006
                                                                  ----             ----          ----
Cash flows from operating activities:
     Net loss                                                    $ (138,398)     (237,384)     (105,723)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
              Amortization                                               --            --         4,653
              Gain on sale of property                                   --            --      (172,688)
              Changes in:
                  Accounts receivable                               (33,832)         (484)       24,801
                  Receivables from affiliated parties                    --            --        18,725
                  Escrow deposits                                        --            --        50,977
                  Deferred mortgage costs                                --            --        80,128
                  Other assets                                        4,058        17,186        56,514
                  Accounts payable and accrued expenses              59,425        82,717      (230,564)
                  Accrued interest payable                           84,504        84,504       (39,406)
                  Security deposits and prepaid rents                    --           (42)      (63,180)
                                                                 ----------    ----------    ----------

                         Net cash used in operating activities      (24,243)      (53,503)     (375,763)
                                                                 ----------    ----------    ----------

Cash flows from investing activities:
     Proceeds from sale of property                                      --            --     5,323,348
     Additions to property and equipment                                 --            --      (477,505)
                                                                 ----------    ----------    ----------

                         Net cash provided by investing
                               activities                                --            --     4,845,843
                                                                 ----------    ----------    ----------

Cash flows from financing activities:
     Principal payments on mortgage loans                                --            --    (5,670,597)
     Payables to affiliated parties                                  24,243        53,503     1,562,173
     Proceeds (repayment of) from loan payable                           --            --      (437,500)
                                                                 ----------    ----------    ----------

                           Net cash provided by (used in)
                               financing activities                  24,243        53,503    (4,545,924)
                                                                 ----------    ----------    ----------

Net increase (decrease) in cash and equivalents                          --            --       (75,844)

Cash and equivalents at beginning of year                                --            --        75,884
                                                                 ----------    ----------    ----------

Cash and equivalents at end of year                              $       --            --            --
                                                                 ==========    ==========    ==========

Supplemental disclosure of cash flow information -
     cash paid during the year for interest                      $   22,866        19,897       659,707
                                                                 ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                Consolidated Statements of Cash Flows, Continued



                                                                       2008              2007              2006
                                                                       ----              ----              ----
Schedule of noncash transactions:
     Gross proceeds from sale of property                       $              -                -         6,042,000
     Advance from affiliated parties                                           -                -           790,000
     Costs related to sale of property                                         -                -          (156,994)
     Repayment of loan payable                                                 -                -          (250,000)
     Repayment of mortgage payable                                             -                -        (5,606,725)
     Mortgage defeasance fee paid                                              -                -          (552,658)
     Other non cash transactions                                               -                -          (120,602)
                                                                ================    =============    ==============

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                   Notes to Consolidated Financial Statements
                        December 31, 2008, 2007 and 2006

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

(2)   Summary of Significant Accounting Policies
---   ------------------------------------------

      (a) Basis of Accounting and Consolidation
      -----------------------------------------

      The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Partnership and its two subsidiaries that are wholly-owned:

      (1) Realmark Camelot, LLC, a dormant company.

      (2) Realmark Commercial, LLC that owns a 35,000 square foot building in Commercial Park West located in Durham, North Carolina.

      (b) Estimates
      -------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
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

      The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2008, no impairment in value has been recognized.

      The Partnerships' policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. The remaining property was for sale in 2008, 2007, and 2006. Results of operations for property actively marketed for sale is recorded in continuing operations.

      (d) Cash and Equivalents
      ------------------------

      Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.


      (e) Rental Income
      -----------------

      Rental income is recognized as earned according to the terms of the leases. Leases for residential properties are generally for periods of one year or less, payable monthly. Commercial leases are generally for periods of one to five years. Delinquent residential property rent is not recorded.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
              Notes to Consolidated Financial Statements, Continued

(2)   Summary of Significant Accounting Policies, Continued
---   -----------------------------------------------------

      (f) Per Unit Data
      -----------------

      Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

      (g) Fair Value of Financial Instruments
      ---------------------------------------

      The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2008.

      (h) Income Allocation and Distributable Cash Flow
      -------------------------------------------------

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

      (i) Income Taxes
      ----------------

      No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2008, net assets for financial reporting purposes were $10,262 less than the tax bases of the net assets.

      (j) Segment Information
      -----------------------

      The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
              Notes to Consolidated Financial Statements, Continued

(2)   Summary of Significant Accounting Policies, Continued
---   -----------------------------------------------------

      (k) Recent Pronouncements
      -------------------------

      The Partnership does not believe that the following recent pronouncements have a material effect on its financial position, results of operations or cash flows:

      o FIN 48, "Accounting for Uncertainty in Income Taxes -an Interpretation of FASB Statement No. 109."
      o Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements."
      o Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115."
      o Statement of Financial Accounting Standard ("SFAS") No. 141 (R), "Business Combinations."
      o Statement of Financial Accounting Standard ("SFAS") No. 160, "Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51."
      o Statement of Financial Accounting Standard ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133."
      o Statement of Financial Accountant Standard ("SFAS") N0. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60."

(3)   Investments in Real Estate
---   --------------------------

      The carrying value of the property known as Commercial Park West amounted to $1,218,137 as of December 31, 2008 and 2007. Depreciation expense not recorded amounted to $80,198 for each of the years ended December 31, 2008 and 2007.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
              Notes to Consolidated Financial Statements, Continued

(4)   Related Party Transactions
---   --------------------------

      The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                          2008             2007              2006
                                                                          ----             ----              ----
         Property management fees based on a percent-
              age (generally 6%) of rental income                       $ 26,110           28,394            61,456

         Reimbursement for costs of services to the
              Partnership that include investor relations,
              marketing of properties, professional fees,
              communications, supplies, accounting, printing,
              postage and other items                                     43,415           67,228           111,410
                                                                        --------           ------           -------
                                                                        $ 69,525           95,622           172,866
                                                                        ========           ======           =======

      In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Payables to affiliated parties are payable on demand and bear interest at 8% in 2008, 2007 and 2006.

      Payable to Affiliated Parties
      -----------------------------

      Payable to affiliates amounted to $1,639,919 and $1,615,676 at December 31, 2008 and 2007, respectively. Of this amount, $1,066,719 is payable to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the Partnership agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of the remaining building at Commercial Park West, 2327 Englert Drive, which is currently being marketed for sale.

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
              Notes to Consolidated Financial Statements, Continued

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

(5)   Leases
---   ------

      In connection with its commercial property, the Partnership has entered into lease agreements with terms of one to three years. Minimum future rentals to be received for each of the next three years, under noncancelable operating leases are as follows:

                           2009                            $   250,155
                           2010                                178,569
                           2011                                 17,425
                                                           -----------
                                                           $   446,149
                                                           ===========

(6)   Settlement of Lawsuit
---   ---------------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
              Notes to Consolidated Financial Statements, Continued

(6)   Settlement of Lawsuit, Continued
---   --------------------------------

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

                                                                                               Schedule III
                                                                                               ------------
              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                                December 31, 2008



                                Initial Cost to         Cost
                                  Partnership       capitalized
  Property                      ---------------     subsequent to                       Buildings and
Description      Encumbrances   Land   Buildings     acquisition   Retirements  Land     improvements   Total
-----------      ------------   ----   ---------     -----------   -----------  ----     ------------   -----
Commercial
  Park West
  Durham, NC         $ -     800,000  5,191,538      2,729,448    (6,466,748) 299,744    1,954,494   2,254,238

Transit Road Land
  Amherst, NY          -     234,000          -        183,473      (417,473)       -            -           -
                     ---   ---------  ---------      ---------    ----------  -------   ----------   ---------
                     $ -   1,034,000  5,191,538      2,912,921    (6,884,221) 299,744    1,954,494   2,254,238
                     ===   =========  =========      =========    ==========  =======    =========   =========

(RESTUBBED TABLE)

                                                    Date
                   Accumulated                       of          Date        Date
                   depreciation*  Retirements   construction   acquired      sold
                   -------------  -----------   ------------   --------      ----
Commercial
  Park West
  Durham, NC        2,769,662     (1,733,561)      1991            6/91      12/06(1)

Transit Road Land
  Amherst, NY               -              -          -           12/88       1/06
                    ---------    -----------
                    2,769,662     (1,733,561)
                    =========     ==========

*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period January 1, 2001 through December 31, 2008.

(1) Two of the three buildings in office complex known as Commercial Park West were sold. One of the buildings is still held for sale (2327 Englert Drive). There is no mortgage on the last property held for sale as the mortgage was paid off with proceeds from the sale of the two buildings and an advance from an affiliate.

                                                                                           Schedule III, Cont.
                                                                                           -------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
                    Real Estate and Accumulated Depreciation
                        December 31, 2008, 2007 and 2006

(1) Cost for Federal income tax purposes is $2,254,238

(2) A reconciliation of the carrying amount of land and buildings for the years ended December 31, 2008, 2007 and 2006 follows:

                                                                       2008               2007              2006
                                                                       ----               ----              ----
         Balance at beginning of year                               $  2,254,238        2,254,238         8,660,954
         Additions                                                             -                -           477,505
         Dispositions (5)                                                      -                -        (6,884,221)
                                                                    ------------        ---------       -----------
         Balance at end of year                                     $  2,254,238        2,254,238         2,254,238
                                                                    ============        =========       ===========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2008, 2007 and 2006 is as follows:

                                                                       2008               2007              2006
                                                                       ----               ----              ----
         Balance at beginning of year                               $  1,036,101        1,036,101         2,769,662
         Dispositions (5)                                                      -                -        (1,733,561)
                                                                    ------------        ---------         ---------
         Balance at end of year (4)                                 $  1,036,101        1,036,101         1,036,101
                                                                    ============        =========         =========

(4) Balance applies entirely to buildings and improvements.

(5) Sale of Transit Road land in Amherst, New York and two out of three buildings at Office Park known as Commercial Park West in Durham, North Carolina.