Form 10-Q
period 2009-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2009-05-15
CIK 790067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 0-16561

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
(Exact name of registrant as specified in its charter)

                                       Delaware                                                                             16-1275925

                             (State of organization)                                                        (IRS Employer Identification No.)

2350 North Forest Road, Getzville, New York 14068

(Address of principal executive offices)

(716) 636-9090

(Registrant’s telephone number)

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2009	2008
Assets
Property and equipment, all held for sale	$2,254,238	2,254,238
Less accumulated depreciation	(1,036,101)	(1,036,101)
	1,218,137	1,218,137
Accounts receivable	30,477	36,771
Other assets	4,300	6,728
Total assets	$1,252,914	1,261,636

Liabilities and Partners’ Equity
Payables to affiliated parties	1,703,096	1,639,919
Accounts payable and accrued expenses	174,755	180,989
Accrued interest payable	190,135	169,008
Security deposits and prepaid rents	36,239	35,288
Partners’ equity	(851,311)	(763,568)
Total liabilities and partners’ equity	$1,252,914	1,261,636

Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended March 31,
	2009	2008
Rental income	$77,899	122,735
Property operating costs	69,813	79,432
Administrative expense - affiliates	14,122	19,002
Other administrative expense	53,841	30,532
Interest	27,866	26,796
Total expenses	165,642	155,762
Net loss	$(87,743)	(33,027)
Net loss per limited partnership unit	$(4.05)	(1.53)
Weighted average limited partnership units outstanding	21,003	21,003

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2009	2008
Cash provided by:
Operating activities:
Net loss	$(87,743)	(33,027)
Adjustments - other, principally changes in other assets and liabilities	87,743	33,027
Net cash provided by operating activities	-	-
Cash and equivalents at beginning of period	-	-
Cash and equivalents at end of period	$-	-

Notes to Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)

Organization

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2008 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006. The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000. At March 31, 2009, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West. The property is being actively marketed for sale and, therefore, is not being depreciated. Depreciation not recorded for the three months ended March 31, 2009 and 2008 was approximately $20,000.

PART I - Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first three months of 2009. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first three months of 2008, the Partnership’s loss increased approximately $55,000 from a loss of $33,000 in 2008 to a loss of $88,000 in 2009.

Rental income at Commercial Park West decreased approximately $45,000 for the three months ended March 31, 2009 due to an large increase in vacancies.

Total expenses increased approximately $10,000. Property operations decreased $9,000 due to repairs during the first three months of 2008 not incurred in 2009. The increase in administrative expense and reimbursement to affiliates of approximately $19,000 was a result of a increase in bad debt expense from the writing off of receivables from former tenants.

PART I - Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s cash equivalents are short-term, non-interest bearing bank accounts.

PART I - Item 4.     Controls and Procedures

Disclosure Controls and Procedures: The Partnership’s management, with the participation of the Partnership’s Individual General Partner and Principal Financial Officer, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership’s Individual General Partner and Principal Financial Officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: There have been no changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership’s settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2008.

Item 5.      Other Information

                (a)        Reports on Form 8-K

                             None.

Item 6.     Exhibits

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V

     May 15, 2009      /s/ Joseph M. Jayson

            Date             Joseph M. Jayson,
                                Individual General Partner and

                                Principal Financial Officer