Form 10-Q
period 2009-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2009-08-17
CIK 790067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

(716) 636-0280

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
	(Unaudited)
	June 30,	December 31,
Assets	2009	2008
Property and equipment, all held for sale	$ 2,254,238	2,254,238
Less accumulated depreciation	(1,036,101)	(1,036,101)
	1,218,137	1,218,137
Accounts receivable	42,693	36,771
Other assets	1,658	6,728
Total assets	$1,262,488	1,261,636

Liabilities and Partners’ Equity
Payables to affiliated parties	1,769,712	1,639,919
Accounts payable and accrued expenses	159,395	180,989
Accrued interest payable	211,261	169,008
Other liabilities	37,189	35,330
Partners’ equity	(915,069)	(763,568)
Total liabilities and partners’ equity	$ 1,262,488	1,261,636

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Rental income	$ 72,692	129,832	150,591	252,567
Property operating costs	70,281	79,838	140,094	159,270
Administrative expense - affiliates	13,513	21,312	27,635	40,314
Other administrative expense	24,042	34,893	77,883	65,425
Interest	28,613	26,967	56,479	53,763
Total expenses	136,449	163,010	302,091	318,772

Net loss	$ (63,757)	(33,178)	(151,500)	(66,205)
Net loss per limited partnership unit	(2.94)	(1.53)	(7.00)	(3.06)
Weighted average limited partnership units outstanding	21,003	21,003	21,003	21,003

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2009	2008
Cash provided by:
Operating activities:
Net loss	$(151,500)	(66,205)
Adjustments - other, principally changes in other assets and liabilities	151,500	69,834
Net cash provided by operating activities	-	3,629
Cash and equivalents at beginning of period	-	-
Cash and equivalents at end of period	$-	3,629

Notes to Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
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

Property and Equipment

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006. The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000. At June 30, 2009, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West. The property is being actively marketed for sale and, therefore, is not being depreciated. Depreciation not recorded for the three and six months ended June 30, 2009 was approximately $20,000 and $40,000, respectively.

Subsequent Events

Subsequent Events were evaluated through August 14, 2009, the date the financial statements were issued.

PART I - Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first six months of 2009. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first six months of 2008, the Partnership’s loss increased approximately $86,000 from a loss of $66,000 in 2008 to a loss of $152,000 in 2009.

Rental income at Commercial Park West decreased approximately $102,000 for the six months ended March 31, 2009 due to an large increase in vacancies.

Total expenses decreased approximately $17,000. Property operations decreased $19,000 due to repairs during the first six months of 2008 not incurred in 2009. The increase in administrative expense, reimbursement to affiliates and interest expense of approximately $2,000 was a result of a decrease in interest expense.

PART I - Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s cash equivalents are short-term, non-interest bearing bank accounts.

PART I - Item 4.     Controls and Procedures

Disclosure Controls and Procedures: The Partnership’s management, with the participation of the Partnership’s Individual General Partner and Principal Financial Officer, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership’s Individual General Partner and Principal Financial Officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective. This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Internal Control Over Financial Reporting: There have been no changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II - OTHER INFORMATION

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

     August 17, 2009         /s/ Joseph M. Jayson

             Date                   Joseph M. Jayson,
                                       Individual General Partner and
                                       Principal Financial Officer