Form 10-Q
period 2009-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2009-11-16
CIK 790067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
	(Unaudited)
	September 30,	December 31,
Assets	2009	2008
Property and equipment, all held for sale	$ 2,254,238	2,254,238
Less accumulated depreciation	(1,036,101)	(1,036,101)
	1,218,137	1,218,137
Accounts receivable	44,787	36,771
Other assets	22,998	6,728
Total assets	$ 1,285,922	1,261,636

Liabilities and Partners’ Equity
Payables to affiliated parties	1,789,648	1,639,919
Accounts payable and accrued expenses	253,442	180,989
Accrued interest payable	232,387	169,008
Other liabilities	32,601	35,228
Partners’ equity	(1,022,156)	(763,568)
Total liabilities and partners’ equity	$ 1,285,922	1,261,636

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2009	2008	2009	2008
Rental income	$ 71,077	124,909	221,668	377,476
Property operating costs	110,607	91,929	250,701	251,199
Administrative expense - affiliates	14,374	17,522	42,009	57,836
Other administrative expense	23,569	30,074	101,452	95,499
Interest	29,614	26,838	86,093	80,601
Total expenses	178,164	166,363	480,255	485,135

Net loss	$ (107,087)	(41,454)	(258,587)	(107,659)
Net loss per limited partnership unit	(4.95)	(1.91)	(11.94)	(4.97)
Weighted average limited partnership units outstanding	21,003	21,003	21,003	21,003

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended Sept. 30,
	2009	2008
Cash provided by:
Operating activities:
Net loss	$(258,587)	(107,659)
Adjustments - other, principally changes in other assets and liabilities	258,587	107,659
Net cash provided by operating activities	-	-
Cash and equivalents at beginning of period	-	-
Cash and equivalents at end of period	$-	-

Notes to Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
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

Notes to Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)

Property and Equipment

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006. The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000. At September 30, 2009, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West. The property is being actively marketed for sale and, therefore, is not being depreciated. Depreciation not recorded for the three and nine months ended September 30, 2009 was approximately $20,000 and $60,000, respectively.

Subsequent Events

Subsequent events were evaluated through November 15, 2009, the date the financial statements were issued.

PART I - Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first nine months of 2009. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first nine months of 2008, the Partnership’s loss increased approximately $151,000 from a loss of $108,000 in 2008 to a loss of $259,000 in 2009.

Rental income at Commercial Park West decreased approximately $155,000 for the nine months ended September 30, 2009 due to an large increase in vacancies.

Total expenses decreased approximately $5,000. Administrative expense to affiliates decreased approximately $16,000 due a large increase in vacancies. Other administrative expenses increased approximately $6,000 due to an increase in advertising expense and interest expense increased approximately $5,000.

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

Internal Control Over Financial Reporting: There have been no changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V

November 15, 2009	/s/ Joseph M. Jayson
Date	Joseph M. Jayson,
Individual General Partner and
Principal Financial Officer