Form 10-K
period 2009-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2010-04-01
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-16561

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
(Exact Name of Registrant as specified in its Charter)

Delaware	16-1275925
(State of Formation)	(IRS Employer Identification No.)

2350 North Forest Road, Getzville, New York 14068
(Address of Principal Executive Office)

Registrant’s Telephone Number:	(716) 636-9090
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Units of Limited Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☒ No

Indicate by a check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 45 of Regulation S-T (par. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ☒  Yes     ☐ No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer       ☐ Accelerated filer      ☒ Non-accelerated filer

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes      ☐ No

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15 for a list of all documents incorporated by reference

PART I

ITEM 1:  BUSINESS

The Registrant, Realmark Property Investors Limited Partnership - V (the “Partnership”), is a Delaware limited partnership organized in 1986, pursuant to an Agreement and Certificate of Limited Partnership (the “Partnership Agreement”), under the Revised Delaware Uniform Limited Partnership Act.  The Partnership’s General Partners are Realmark Properties, Inc. (the “Corporate General Partner”), a Delaware corporation, and Joseph M. Jayson (the “Individual General Partner”).

The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on July 14, 1986, and concluded the offering on October 31, 1987, having raised a total of $20,999,800 before deducting sales commissions and expenses of the offering.

The Partnership’s primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners.  At December 31, 2009 and 2008, the Partnership, either directly or through limited liability, wholly owned subsidiary companies, owned a 35,000 square foot building in Durham, North Carolina (Commercial Park West).

The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership’s properties are located.  The Partnership has no real property investments located outside the United States.  The Partnership does not segregate revenue or assets by geographic region, since, in management’s view, such a presentation would not be significant to an understanding of the Partnership’s business or financial results taken as a whole.  As of December 31, 2009, the Partnership did not directly employ any persons in a full-time position.  All persons who regularly rendered services on behalf of the Partnership through December 31, 2009 were employees of the Corporate General Partner or its affiliates.

  The occupancy for Commercial Park West as of December 31, 2009, 2008 and 2007 was 51%, 52% and 89%, respectively.

 The percent of total Partnership revenue generated by Commercial Park West was 100% for 2009, 2008 and 2007.

 This annual report contains certain forward-looking statements concerning the Partnership’s current expectations as to future results.  Words such as “believes”, “forecasts”, “intends”, “possible”, “expects”, “estimates”, “anticipates” or “plans” and similar expressions are intended to identify forward-looking statements.  Such statements may not ultimately turn out to be accurate due to, among other things, economic or market conditions or the failure of the Partnership to sell an investment which is under contract.

ITEM 1A:    RISK FACTORS

Investors or potential investors in Realmark Property Investors Limited Partnership - V should carefully consider the risks described below.  These risks are not the only ones we face.  Additional risks of which we are presently unaware or that we currently consider immaterial may also impair our business operations and hinder our financial performance, including our ability to make distributions to our investors.  We have organized our summary of these risks into five subsections:

•	real estate related risks;
•	financing risks;
•	tax risks;
•	environmental and other legal risks; and
•	risks for investors.

This section includes forward-looking statements.

Real Estate Related Risks

We face substantial competition

All of our properties are located in developed areas where we face substantial competition from other properties and from other real estate companies that own or may develop or renovate competing properties.  The number of competitive properties and real estate companies could have a material adverse effect on our ability to rent our properties and the rents we charge.  In addition, the activities of these competitors and these factors could:

•	decrease the rental rates that we would be able to charge in the absence of such direct competition; and
•	reduce the occupancy rates that we would otherwise be able to achieve.

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

Financing Risks

We may be unable to refinance our existing debt or we may only be able to do so on unfavorable terms

We are subject to the normal risks associated with debt financing, including:

•	the risk that our cash flow will be insufficient to meet required payments of principal and interest; and

•	the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt.

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

Environmental and Other Legal Risks

We may have liability under environmental laws

Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate.  Therefore, we may have liability with respect to properties we have already sold.  If environmental problems arise, we may have to take extensive measures to remedy the problems, which could adversely affect our cash flow and our ability to pay distributions to our investors because:

•	we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;

•	the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;

•	even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and

•	governmental entities or other third parties may sue the owner or operator of a contaminated site for damages and costs.

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

Environmental laws also govern the presence, maintenance and removal of asbestos.  Those laws require that owners or operators of buildings containing asbestos:

•	properly manage and maintain the asbestos;

•	notify and train those who may come into contact with asbestos; and

•	undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

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

ITEM 1B:   UNRESOLVED STAFF COMMENTS

The partnership has received comment letters from the SEC related to Form 10-K filed for December 31, 2008.  These letters solicited clarification by the partnership in regards to their property and equipment that is being held for sale.  The partnership has responded to these comments in December 2009.

ITEM 2:   PROPERTIES

The following is a list of properties owned by the Partnership at December 31, 2009:

Property Name and Location	General Character of Property	Purchase Date

Commercial Park West	Office complex consisting of one building	June 1991
Durham, NC	totaling 35,000 square feet.

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

On August 29, 2001, the parties entered into a Stipulation of Settlement (the “Settlement”).  On October 4, 2001, the Court issued an “Order Preliminary Approving Settlement” (the “Hearing Order”) and on November 29, 2001, the Court issued an “Order and Final Judgment Approving Settlement and Awarding Fees and Expenses” and dismissing the complaints with prejudice.  The Settlement provided, among other things, that all of the Realmark Partnerships’ properties be disposed of.  The general partners will continue to have primary authority to dispose of the Partnerships’ properties.  If either (i) the general partners have not sold or contracted to sell 50% of the Partnerships’ properties (by value) by April 2, 2002 or (ii) the general partners have not sold or contracted to sell 100% of the Partnerships’ properties by September 29, 2002, then the primary authority to dispose of the Partnerships’ properties will pass to a sales agent designated by plaintiffs’ counsel and approved by the Court.  On October 4, 2002, the Court appointed a sales agent to work with the general partners to continue to sell the Partnership’s remaining properties.

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs’ attorneys.  These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership.  Plaintiffs’ counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units’ trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001).  In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S UNITS OF LIMITED PARTNERSHIP INTEREST

There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future.  Accordingly, information as to the market value of a unit at any given date is not available.  As of December 31, 2009, there were 1,909 record holders of units of limited partnership interest.

The Partnership is a limited partnership and, accordingly, does not pay dividends.  It does, however, make distributions of cash to its partners.  The partnership agreement provides for the distribution to the partners of net cash flow from operations.  In connection with the pending sale of the Partnership’s properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations.  All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units.  It is anticipated that there will not be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners.  There were no distributions to partners made in 2009, 2008 and 2007.

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

ITEM 6:    SELECTED FINANCIAL DATA

	2009	2008	2007	2006		2005
Balance sheet data
Net rental property	$1,218,137	1,218,137	1,218,137	1,218,137		5,891,292
Total assets	1,269,413	1,261,636	1,231,862	1,248,564		6,233,361
Mortgage loans payable	-	-	-	-		5,670,597
Partners' deficit	(1,088,352)	(763,568)	(625,170)	(387,786)		(282,063)
Operating data
Rental income	306,026	468,993	473,450	1,236,456		848,057
Other income	75	350	5,004	126,666		44,687
Total revenue	306,101	469,343	478,454	1,363,122		892,744
Property operating costs	318,745	325,024	341,457	725,233		728,546
Interest - affiliates	-	-	-	5,043		-
Interest expense	115,973	107,370	104,401	535,520		472,614
Administrative expenses Write-off of deferred mortgage costs	196,167	175,347	269,980	290,956 84,781		267,126
Total expenses	630,885	607,741	715,838	1,641,533		1,468,286
Net loss before gain on sale of property	(324,784)	(138,398)	(237,384)	(278,411)		(575,542)
Gain on sale of property	-	-	-	172,688		-
Net loss	(324,784)	(138,398)	(237,384)	(105,723)		(575,542)
Cash flow data
Net cash provided (used) by:
Operating activities	(165,088)	(24,243)	(53,503)	(375,763)		(255,869)
Investing activities	-	-	-	4,845,843		(40,821)
Financing activities	$(165,088)	24,243	53,503	(4,545,924	) )	372,534
Net increase (decrease) incash and equivalents				(75,844		75,844
Per limited partnership unit:
Net loss	$(15.00)	(6.39)	(10.96)	(5.70)		(26.58)

ITEM 7:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:

Effective January 1, 2001, the Partnership’s real estate has actively been marketed for sale.  The partnership has held no cash equivalents since 2006, when a mortgage was repaid with proceeds from the sale of a portion of Commercial Park West and proceeds from advances from affiliated parties which amounted to $1,805,007 and $1,639,919 at December 31, 2009 and 2008, respectively.  The Partnership made no distributions to partners in  2009, 2008, or 2007.  In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining properties, the Partnership may be in position to make distributions to the limited partners.  These distributions will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership’s properties.

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

Results of Operations:

The results of operations of the Partnership produced a net loss of $324,784 in 2009 compared to a net loss of $138,398 in 2008.

Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2009 as compared to 2008

As discussed previously, the Partnership has one remaining property, Commercial Park West, which experienced a decrease in rental income of approximately 35% for the year ended December 31, 2009 as compared to 2008 due to an increase in vacancies.

Total expenses for the year ended December 31, 2009 increased approximately $23,000 as compared to 2008.  Property operations decreased approximately $7,000 due to a decrease in repairs and maintenance of $3,000, contracted services of $7,000, utilities of $9,000 and insurance expense of $7,000, offset by  an increase in payroll and benefits of $6,000 and heating and air conditioning improvements of $13,000. Administrative expense and reimbursement to affiliated parties increased approximately $21,000 due to a bad debt expense of $35,000 and an increase of leasing fees of $8,000, offset by an decrease in management fees of $12,000 and advertising of $10,000. Interest expense increased approximately $9,000.

2008 as compared to 2007

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

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements.  The rates of earnings on those investments increase or decrease in line with the general movement of interest rates.  The mortgage loans on the Partnership’s properties are fixed rate and therefore, are not subject to market risk.

 ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed under Item 15 of this report.

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:   CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting. Management of the Partnership is responsible for establishing and maintaining adequate internal control over reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the Partnership’s internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Partnership’s internal control over financial reporting was not effective as of December 31, 2009.

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

ITEM 9B:   OTHER INFORMATION

None.

PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers.  The Individual General Partner of the Partnership is Joseph M. Jayson.  The directors and executive officers of Realmark Properties, Inc., the Partnership’s Corporate General Partner, as of December 31, 2009, are listed below.  Each director is subject to election on an annual basis.

Name	Title of All Positions Held with the Corporate General Partner	Year First Elected to Position

Joseph M. Jayson	Chairman of the Board, President and Treasurer	1979
Judith P. Jayson	Vice President and Director	1979

Joseph M. Jayson and Judith P. Jayson are married to each other.

The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

Joseph M. Jayson, age 71, is Chairman, Director and sole stockholder of J. M. Jayson and Company, Inc. and certain of its affiliated companies:  U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation.  In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A.  Mr. Jayson has been in the real estate business for the last 47 years and is a Certified Property Manager as designated by the Institute of Real Estate Management (“I.R.E.M.”). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management.  Mr. Jayson has for the last 47 years been engaged in various aspects of real estate brokerage and investment.  He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm.  Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships.  For the past 28 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

Judith P. Jayson, age 69, is currently Vice President and a Director of Realmark Properties, Inc.  She is also a Director of the property management affiliate, Realmark Corporation.  Mrs. Jayson has been involved in property management for the last 38 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs.  Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System.  Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee
The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the audit committee are Joseph M. Jayson and Duane Neyman, CPA.

Audit Committee Financial Expert
The Directors and Executive Officers of the Corporate General Partner have determined that Duane Neyman, CPA is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Mr. Neyman is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances, namely that the Partnership is small in size and there is limited personnel.  Mr. Neyman is not independent as a result of being a former employee of an affiliate of the Corporate General Partner.

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

Realmark Property Investors Limited Partnership - V
Attention:  Investor Relations
2350 North Forest Road
Getzville, New York 14068

ITEM 11:  EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2009. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 1,642.3 units of limited partnership interest amounting to approximately 7.8% of the Partnership interest at December 31, 2009.  The general partners and the executive officers of the Corporate General Partner, as of December 31, 2009, owned 17 units of limited partnership interest.  The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The properties of the Partnership’s subsidiaries are managed by Realmark Corporation, an affiliate of the Partnership’s corporate general partner, for a fee of generally 5% of annual net rental income of the properties.  Realmark Corporation and the Corporate General Partner are also reimbursed for disbursements made on behalf of the Partnership.  Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled “Related Party Transactions”.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Engagement:  Rotenberg & Co., L.L.P. was engaged as the Partnership’s independent auditor for the year 2008.  In October 2009, Rotenberg & Co. L.L.P. merged with EFP Group to become EFP Rotenberg, L.L.P. EFP Rotenberg, L.L.P. was engaged as the Partnership’s independent auditor for the year 2009.  All fees incurred for the years ended December 31, 2009 and 2008 were approved by the Audit Committee.

Audit Fees:  Audit fees for the audit of the Partnership’s annual financial statements included in the Partnership’s annual report on Form 10-K and those financial statements included in the Partnerships quarterly reports on Form 10-Q by Rotenberg & Co. for the years ended December 31, 2009 and 2008 amounted to $18,000.

Audit-Related Fees:  None.

Tax Fees:  The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2009, and 2008.  The fees for these services amounted to        $5,435 for both 2009 and 2008.

All Other Fees:  None.

The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee.  All fees related to 2009 were pre-approved by the Audit Committee.

The Audit Committee oversees the Partnership’s financial reporting process.  Management has the primary responsibility for the financial statements and the financial reporting process, including the systems of internal controls.  In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Audit Committee has the sole authority to retain and terminate the Partnership’s independent auditors and approves all fees paid to the independent auditors.  During 2009 and 2008, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership’s accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards.  In addition, the Audit Committee has discussed with the independent auditors the auditors’ independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors’ independence.

The Audit Committee discussed with the Partnership’s independent auditors the overall scope and plans for their audit.  The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership’s internal controls, and the overall quality of the Partnership’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2009.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)  Exhibits

2.	Plan of acquisition, reorganization, arrangement, liquidation, or successio

(a)	Stipulation of Settlement Agreement dated August 29, 2001 is incorporated herein by reference.

(b)	Order and Final Judgment Approving Settlement and Awarding Fees and Expenses dated November 29, 2001 is incorporated herein by reference.

4.	Instruments defining the rights of security holder, including indenture

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

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - V

Date: March 31, 2010	By:	/s/ Joseph M. Jayson
JOSEPH M. JAYSON,
Individual General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

REALMARK PROPERTIES, INC. Corporate General Partner

Date: March 31, 2010	By:	/s/ Joseph M. Jayson
JOSEPH M. JAYSON,
President, Treasurer and Director

Company Name

Date" March 31, 2010	By:	/s/ Judith P. Jayson
JUDITH P. JAYSON,
Vice President and Director

missing 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Realmark Property Investors Limited Partnership - V
2350 North Forest Road
Getzville, New York 14068

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - V as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ deficit and cash flows for each of the years in the three-year period ended December 31, 2009. Realmark Property Investors Limited Partnership - V’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - V as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 31, 2010

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

Consolidated Balance Sheets

December 31, 2009 and 2008

	2009	2008

Property and equipment, at cost, all held for sale:
Land	$299,744	299,744
Buildings and improvements	1,954,494	1,954,494
	2,254,238	2,254,238
Less accumulated depreciation	(1,036,101)	(1,036,101)
Net property and equipment	1,218,137	1,218,137

Accounts receivable	47,869	36,771

Other assets	3,407	6,728
Total assets	$1,269,413	1,261,636

Liabilities and Partners’ Deficit
Liabilities:
Payables to affiliated parties	1,805,007	1,639,919
Accounts payable and accrued expenses	262,510	180,989
Accrued interest payable	253,513	169,008
Security deposits and prepaid rents	36,735	35,288
Total liabilities	2,357,765	2,025,204

Partners’ deficit:
General partners	(214,379)	(204,636)
Limited partners	(873,973)	(558,932)

Total partners’ deficit	(1,088,352)	(763,568)

Total liabilities and partners’ deficit	$1,269,413	1,261,636

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

Consolidated Statements of Operations

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Income:
Rental	$306,026	468,993	473,450
Interest and other	75	350	5,004
Total income	306,101	469,343	478,454

Expenses:
Property operations	318,745	325,024	341,457
Interest	115,973	107,370	104,401
Administrative:
Affiliated parties	57,545	69,525	95,622
Other	138,622	105,822	174,358

Total expenses	630,885	607,741	715,838

Net loss	$(324,784)	(138,398)	(237,384)

Net loss per limited partnership unit	$(15.00)	(6.39)	(10.96)

Weighted average number of limited partnership
units outstanding	21,002.8	21,002.8	21,002.8

See accompanying notes to consolidated financial statements.

  REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

Consolidated Statements of Partners’ Deficit

Years ended December 31, 2009, 2008 and 2007

		Limited Partners
	General Partners	Units	Amount
Balances at December 31, 2006	(193,362)	21,002.8	(194,424)

Net loss	(7,122)	-	(230,262)

Balances at December 31, 2007	(200,484)	21,002.8	(424,686)

Net loss	(4,152)	-	(134,246)

Balances at December 31, 2008	(204,636)	21,002.8	(558,932)

Net loss	(9,743)	-	(315,041)

Balances at December 31, 2009	$(214,379)	21,002.8	(873,973)

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

Consolidated Statements of Cash Flows

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(324,784)	(138,398)	(237,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Accounts receivable	(11,098)	(33,832)	(484)
Other assets	3,321	4,058	17,186
Accounts payable and accrued expenses	81,521	59,425	82,717
Accrued interest payable	84,505	84,504	84,504
Security deposits and prepaid rents	1,447	-	(42)
Net cash used in operating activities	(165,088)	(24,243)	(53,503)

Cash flows from financing activities – payables to
affiliated parties	165,088	24,243	53,503

Net increase in cash and equivalents	-	-	-

Cash and equivalents at beginning of year	-	-	-

Cash and equivalents at end of year	$-	-	-

Supplemental disclosure of cash flow information -
cash paid during the year for interest	$31,468	22,866	19,897

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

(2)	Summary of Significant Accounting Policies

(a) Basis of Accounting and Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Partnership and its two subsidiaries that are wholly-owned:

(1)	Realmark Camelot, LLC, a dormant company.

(2)	Com Realmark mercial, LLC that owns a 35,000 square foot building in Commercial Park West located in Durham, North Carolina.

(b)	Estimates

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

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets.  At December 31, 2009, no impairment in value has been recognized.

The Partnerships’ policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security.  Any properties identified as “held for sale or disposition” are no longer depreciated.  The remaining property was for sale in 2009, 2008, and 2007.  Results of operations for property actively marketed for sale is recorded in continuing operations.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

Notes to Consolidated Financial Statements, Continued

(2)	Summary of Significant Accounting Policies, Continued

(f)	Per Unit Data
Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

(g)	Fair Value of Financial Instruments
The fair value of the Partnership’s financial instruments approximated their carrying values at December 31, 2009.

(h)	Income Allocation and Distributable Cash Flow

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

The partnership agreement also provides for the distribution to the partners of net cash flow from operations.  In connection with the pending sale of the Partnership’s properties (note 6), it is anticipated that there will be no future distributions of net cash flow from operations.  Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partners capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units.  It is anticipated that there will not be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners.

(i)	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification (Codification).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP).  The Codification is intended to reorganize, rather than change, exiting GAAP.  Accordingly, all reference to currently existing GAAP have been removed and have been replaced with plain English explanation of the Partnership’s accounting policies.  The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

(j)	Subsequent Events

The Partnership has evaluated events after December 31, 2009, and through March 31, 2010, which is the date the financial statements were available to be issued, and determined that any events or transactions occurring during this period that would require recognition or disclosure are properly addressed in these financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

Notes to Consolidated Financial Statements, Continued

(2)	Summary of Significant Accounting Policies, Continued

(k)	Income Taxes

In June 2006, the Financial Accounting Standards Board issued ASC 740-10-50 (FASB Interpretation No. 48 "FIN 48"), Accounting for Uncertainty in Income Taxes, which prescribed a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The effective date for ASC 740-10-50 for entities other than public entities was revised to years beginning after December 15, 2008. The Company adopted ASC 740-10-50 as of January 1, 2009 and, thereafter, recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There was no impact to the Company's financial statements as a result of the implementation of ASC 740-10-50. Interest and/or penalties related to income tax matters, if incurred, are recognized as a component of income tax expense. The Company's income tax filings are subject to audit by various taxing authorities. The Company's open audit periods are 2006-2008.

(k)	Segment Information

The Partnership’s operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

(3)	Investments in Real Estate

The carrying value of the property known as Commercial Park West amounted to $1,218,137 as of December 31, 2009 and 2008.  Depreciation expense not recorded amounted to $80,198 for each of the years ended December 31, 2009 and 2008.  Cumulative depreciation that has not been recorded amounting to $783,927 and $703,729 for the years ended December 31, 2009 and 2008, respectively.

(4)	Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement.  A summary of those items follows:

	2009	2008	2007
Property management fees based on a percentage (generally 6%) of rental income	$17,059	26,110	$28,394
Reimbursement for costs of services to the Partnership that include investor relations, marketing of properties, professional fees, communications, supplies, accounting,	40,486	43,415	67,228
printing, postage and other items	57,545	69,525	95,622

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

Notes to Consolidated Financial Statements, Continued

(4)	Related Party Transactions, Continued

In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations.  Payables to affiliated parties are payable on demand and bear interest at 8% in 2009, 2008 and 2007.

Payable to Affiliated Parties

Payable to affiliates amounted to $1,805,007 and $1,639,919 at December 31, 2009 and 2008, respectively.  Of this amount, $1,066,719 is payable to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006.  Under the terms of this agreement, the Partnership agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of the remaining building at Commercial Park West, 2327 Englert Drive, which is currently being marketed for sale.

Property Disposition Fees

According to the terms of the partnership agreement, the general partners are also allowed to collect a property disposition fee upon the sale of acquired properties.  This fee is not to exceed the lesser of 50% of amounts customarily charged in arm’s-length transactions by others rendering similar services for comparable properties, or 2.75% of the sales price.  The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their capital contributions.  Since these conditions described above have not been met, no disposition fees have been paid or accrued on properties sold in prior years.

Distributions

J. M. Jayson and Company, Inc. is an affiliated company in which the Individual General Partner is the Chairman, Director, and sole stockholder.  J. M. Jayson and Company, Inc. owned 1,642.3 units of limited partnership interest.

(5)	Leases

In connection with its commercial property, the Partnership has entered into lease agreements until 2010.  Minimum future rentals to be received in 2010, under noncancelable operating leases amount to $164,690.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

Notes to Consolidated Financial Statements, Continued

(6)	Settlement of Lawsuit

As previously reported, the Partnership, as a nominal defendant, the general partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

On August 29, 2001, the parties entered into a Stipulation of Settlement (the “Settlement”).  On October 4, 2001, the Court issued an “Order Preliminary Approving Settlement” (the “Hearing Order”) and on November 29, 2001, the Court issued an “Order and Final Judgment Approving Settlement and Awarding Fees and Expenses” and dismissing the complaints with prejudice.  The Settlement provided, among other things, that all of the Realmark Partnerships’ properties be disposed of.  The general partners will continue to have primary authority to dispose of the Partnerships’ properties.  If either (i) the general partners have not sold or contracted to sell 50% of the Partnerships’ properties (by value) by April 2, 2002 or (ii) the general partners have not sold or contracted to sell 100% of the Partnerships’ properties by September 29, 2002, then the primary authority to dispose of the Partnerships’ properties will pass to a sales agent designated by plaintiffs’ counsel and approved by the Court.  On October 4, 2002, the Court appointed a sales agent to work with the general partners to continue to sell the Partnerships’ remaining properties.

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs’ attorneys.  These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership.  Plaintiffs’ counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units’ trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001).  In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

Schedule III, Cont.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V

Real Estate and Accumulated Depreciation

December 31, 2009, 2008 and 2007
(1)	Cost for Federal income tax purposes is $2,254,238

(2)	A reconciliation of the carrying amount of land and buildings for the years ended December 31, 2009, 2008 and 2007 follows:

	2009	2008	2007

Balance at beginning of year	$2,254,238	2,254,238	2,254,238
Additions	-	-	-
Balance at end of year	$2,254,238	2,254,238	2,254,238

(3)	A reconciliation of accumulated depreciation for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Balance at beginning of year	$1,036,101	1,036,101	1,036,101
Dispositions	-	-	-
Balance at end of year (4)	$1,036,101	1,036,101	1,036,101

(4)	Balance applies entirely to buildings and improvements.