Form 10-Q
period 2010-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2010-05-17
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 0-16561

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
 (Exact name of registrant as specified in its charter)

Delaware	16-1275925
(State of organization)	(IRS Employer Identification No.)

2350 North Forest Road, Getzville, New York 14068
(Address of principal executive offices)

(716) 636-9090
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No  ☒

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
Assets	2010	2009

Property and equipment, at cost, all held for sale	$ 2,254,238	2,254,238
Less accumulated depreciation	(1,036,101)	(1,036,101)
	1,218,137	1,218,137
Accounts receivable	56,854	47,869
Other assets	1,031	3,407

Total assets	$ 1,276,022	1,269,413

Liabilities and Partners' Deficit

Payables to affiliated parties	1,883,541	1,805,007
Accounts payable and accrued expenses	241,060	262,510
Accrued interest payable	274,639	253,513
Security deposits and prepaid rent	37,435	36,735
Partners' deficit	(1,160,653)	(1,088,352)

Total liabilities and partners' dedicit	$ 1,276,022	1,269,413

Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended March 31,
	2010	2009

Rental income	$ 91,323	77,899

Property operating costs	95,153	69,813
Administrative expense - affiliates	16,918	14,122
Other administrative expenses	20,824	53,841
Interest	30,729	27,866

Total expenses	163,624	165,642

Net loss	$ (72,301)	(87,743)

Net loss per limited partnership unit	$ (3.34)	(4.05)

Weighted average limited partnership
units outstanding	21,003	21,003

Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
	2010	2009
Cash provided by:
Operating activities:
Net loss	$ (72,301)	(87,743)
Adjustments - other, principally changes
in other assets and liabilities	72,301	87,743

Net cash used in operating activities	-	-

Cash and equivalents at beginning of period	-	-

Cash and equivalents at end of period	$ -	-

Notes to Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2009 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.  Subsequent events were evaluated through May 17, 2010, the date the financial statements were issued.

Property and Equipment

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006.  The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000.  At March 31, 2010, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West.  The property is being actively marketed for sale and, therefore, is not being depreciated.  Depreciation not recorded for the three months ended March 31, 2010 and 2009 was approximately $20,000.  Cumulative depreciation that has not been recorded totaled $803,927 and $723,729 as of March 31, 2010 and 2009, respectively.

PART I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first three months of 2010. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first three months of 2009, the Partnership’s loss decreased approximately $15,000        from a loss of $87,000 in 2009 to a loss of $72,000 in 2010.

As compared to the first three months of 2010, rental income at Commercial Park West increased approximately $13,000 for the three months ended March 30, 2010 due to a decrease in vacancies.

Total expenses decreased approximately $2,000.  Property operations increased approximately $25,000 due to repairs during the first three months of 2010 not incurred in 2009.  Administrative expense to affiliates increased approximately $3,000 due a decrease in vacancies.  Other administrative expenses decreased approximately 33,000 due to a decrease in bad debt expense and advertising expense.  Interest expense increased approximately $3,000.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s cash equivalents are short-term, non-interest bearing bank accounts.

PART I - Item 4.  Controls and Procedures

Disclosure Controls and Procedures: The Partnership’s management, with the participation of the Partnership’s Individual General Partner, Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership’s Individual General Partner, Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective. This Quarterly Report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this Quarterly Report.

Internal Control Over Financial Reporting:  There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership’s settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V

   May 17, 2010                                                      /s/ Joseph M. Jayson
                            Date                                                             Joseph M. Jayson,
                             Individual General Partner
                  Principal Executive Officer and
                                                                                                 Principal Financial Officer