Form 10-Q
period 2010-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2010-08-16
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

(716) 636-9090
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
Assets	2010	2009

Property and equipment, at cost, all held for sale	$ 2,254,238	2,254,238
Less accumulated depreciation	(1,036,101)	(1,036,101)
	1,218,137	1,218,137
Accounts receivable	70,051	47,869
Other assets	1,619	3,407

Total assets	$ 1,289,807	1,269,413

Liabilities and Partners' Deficit

Payables to affiliated parties	1,939,552	1,805,007
Accounts payable and accrued expenses	260,438	262,510
Accrued interest payable	295,765	253,513
Security deposits and prepaid rent	38,606	36,735
Partners' deficit	(1,244,554)	(1,088,352)

Total liabilities and partners' deficit	$ 1,289,807	1,269,413

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2010	2009	2010	2009

Rental income	$ 75,271	72,692	166,594	150,591

Property operating costs	93,389	70,281	188,542	140,094
Administrative expense - affiliates	7,437	13,513	24,355	27,635
Other administrative expenses	26,353	24,042	47,177	77,883
Interest	31,993	28,613	62,722	56,479

Total expenses	159,172	136,449	322,796	302,091

Net loss	$ (83,901)	(63,757)	(156,202)	(151,500)

Net loss per limited partnership unit	$ (3.88)	(2.94)	(7.21)	(7.00)

Weighted average limited partnership
units outstanding	21,003	21,003	21,003	21,003

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,

	2010	2009
Cash provided by:
Operating activities:
Net loss	$ (156,202)	(151,500)
Adjustments - other, principally changes
in other assets and liabilities	156,202	151,500

Net cash used in operating activities	-	-

Cash and equivalents at beginning of period	-	-

Cash and equivalents at end of period	$ -	-

Notes to Consolidated Financial Statements

Six months ended June 30, 2010 and 2009

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

Property and Equipment

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006.  The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000.  At June 30, 2010, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West.  The property is being actively marketed for sale and, therefore, is not being depreciated.  Depreciation not recorded for the six months ended June 30, 2010 and 2009 was approximately $40,000.  Cumulative depreciation that has not been recorded totaled $823,927 and $743,729 as of June 30, 2010 and 2009, respectively.

PART I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first six months of 2010. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first six months of 2009, the Partnership’s loss increased approximately $5,000 from a loss of $151,000 in 2009 to a loss of $156,000 in 2010.

As compared to the first six months of 2009, rental income at Commercial Park West increased approximately $16,000 for the six months ended June 30, 2010 due to a decrease in vacancies.

As compared to the first six months of 2009, total expenses increased approximately $21,000.  Property operations increased approximately $48,000 due to repairs during the first six months of 2010 not incurred in 2009.  Administrative expense to affiliates decreased approximately $2,000.  Other administrative expenses decreased approximately $31,000 due to a decrease in bad debt expense and advertising expense.  Interest expense increased approximately $6,000.

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

Internal Control Over Financial Reporting:  There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V

August 16, 2010	/s/ Joseph M. Jayson
Date	Joseph M. Jayson,
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer