Form 10-Q/A
period 2010-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2011-01-24
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

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

(716) 636-9090
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

EXPLANATORY NOTE

We are filing this Amendment No.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (“Quarterly Report on Form 10-Q”), which was filed with the Securities and Exchange Commission on November 15, 2010, to: (i) amend Item 1 - “Financial Statements” to restate our financial statements for the quarter ended September 30, 2010 to record depreciation expense for the periods presented as if the property had been held for use during those periods, and (ii) to make corresponding amendments to the following section Item - 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A): Liquidity and Capital Resources and Results of Operations.

The Audit Committee of our Board of Directors (or persons performing the equivalent function), after discussions with the SEC, concluded that the Quarterly Report on Form 10-Q for the period ended September 30, 2010 should be restated to record depreciation expense.

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
Assets	2010	2009
	(As restated)	(As restated)

Property and equipment, at cost	$ 2,254,238	2,254,238
Less accumulated depreciation	(1,781,783)	(1,721,799)
	472,455	532,439
Accounts receivable	72,368	47,869
Other assets	14,856	3,407

Total assets	$ 559,679	583,715

Liabilities and Partners' Deficit

Payables to affiliated parties	1,974,653	1,805,007
Accounts payable and accrued expenses	280,923	262,510
Accrued interest payable	316,891	253,513
Security deposits and prepaid rent	39,006	36,735
Partners' deficit	(2,051,794)	(1,774,050)

Total liabilities and partners' deficit	$ 559,679	583,715

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2010	2009	2010	2009
	(As restated)	(As restated)	(As restated)	(As restated)

Rental income	$ 75,808	71,077	242,402	221,668

Property operating costs	69,770	110,607	258,312	250,701
Administrative expense - affiliates	19,402	14,374	43,757	42,009
Other administrative expenses	13,299	23,569	60,476	101,452
Interest	34,895	29,614	97,617	86,093
Depreciation	19,995	19,995	59,984	59,984

Total expenses	157,361	198,159	520,146	540,239

Net loss	$ (81,553)	(127,082)	(277,744)	(318,571)

Net loss per limited partnership unit	$ (3.77)	(5.87)	(12.83)	(14.71)

Weighted average limited partnership
units outstanding	21,003	21,003	21,003	21,003

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended Sept. 30,

	2010	2009
	(As restated)	(As restated)
Cash provided by:
Operating activities:
Net loss	$ (277,744)	(318,571)
Adjustments
Depreciation	59,984	59,984
Other, principally changes in other assets
and liabilities	217,760	258,587

Net cash used in operating activities	-	-

Cash and equivalents at beginning of period	-	-

Cash and equivalents at end of period	$ -	-

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

Restatement of Financial Statements

In this Amendment No. 1, we have restated our previously issued financial statements and related disclosures for the quarter ended September 30, 2010, to record depreciation expense for the quarter, previous quarters and year ended December 31, 2009.  According to generally accepted accounting principles, the partnership has not met the available for sale criteria for it properties marketed for sale.  Generally accepted accounting principles require that property be reclassified as held and used if the property is not available for sale at a price that is reasonable in relation to its current fair value.

The following tables summarize the effect of the restatement on the specific items presented in our financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 .

	September 30,	September 30,
	2010	2010
	(As previously
Condensed Consolidated Balance Sheet	reported)	(As restated)
Accumulated depreciated	$ 1,036,101	1,781,783
Total assets	$(1,305,361)	559,679
Partners’ deficit	$(1,306,112)	(2,051,794)

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2010	2010	2010
	(As previously
Condensed Consolidated Statements of Operations	reported)		(As restated)
Depreciation	$ -	-	19,995	59,984
Net loss	$ (61,558)	(217,760)	(81,553)	(277,744)
Net loss per limited partnership unit	$ (2.85)	(10.06)	(3.77)	(12.83)

	September 30,	September 30,
	2010	2010
	(As previously
Condensed Consolidated Statements of Cash Flows	reported)	(As restated)
Net loss	$ (217,760)	(277,744)
Depreciation	$ -	(59,984)

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The balance sheet at December 31, 2009 has been derived from the audited financial statements (as restated) at that date.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included.  The Partnership’s significant accounting policies are set forth in its December 31, 2009 Form 10-K.  The interim financial statements should be read in conjunction with the financial statements included therein.  The interim results should not be considered indicative of the annual results.

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

PART I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements

In this Amendment No. 1, we have restated our previously issued financial statements and related disclosures for the quarter ended September 30, 2010, to record depreciation expense for the quarter, previous quarters and year ended December 31, 2009.  Previously, the partnership did not record depreciation expense, but has restated the financial statements to record depreciation expense back to January 1, 2001. We are also making corresponding amendments to the following section of MD&A: Liquidity and Capital Resources and Results of Operations.

Liquidity and Capital Resources

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

Results of Operations

As compared to the first nine months of 2009, the Partnership’s loss decreased approximately $41,000 from a loss of $318,000 in 2009 to a loss of $277,000 in 2010.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V

January 21, 2010	/s/ Joseph M. Jayson
Date	Joseph M. Jayson,
Individual General Partner
Principal Executive Officer and
Principal Financial Officer