Form 10-Q
period 2011-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2011-05-16
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
Assets	2011	2010

Property and equipment at cost	$ 2,254,238	2,254,238
Less accumulated depreciation	(1,821,154)	(1,801,104)
	433,084	453,134
Accounts receivable	59,030	57,507
Other assets	1,488	1,246

Total assets	$ 493,602	511,887

Liabilities and Partners' Deficit

Payables to affiliated parties	2,072,684	2,035,347
Accounts payable and accrued expenses	259,258	224,642
Accrued interest payable	359,143	338,017
Security deposits and prepaid rent	37,624	38,656
Partners' deficit	(2,235,107)	(2,124,775)

Total liabilities and partners' deficit	$ 493,602	511,887

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,

	2011	2010

Rental income	$ 65,883	91,323

Property operating costs	90,221	95,153
Administrative expense - affiliates	21,225	16,918
Other administrative expenses	9,878	20,824
Interest	34,841	30,729
Depreciation	20,050	20,050

Total expenses	176,215	183,674

Net loss	$ (110,332)	(92,351)

Net loss per limited partnership unit	$ (5.10)	(4.27)

Weighted average limited partnership
units outstanding	21,003	21,003

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,

	2011	2010
Cash provided by:
Operating activities:
Net loss	$ (110,332)	(92,351)
Adjustments
Depreciation	20,050	20,050
Other, principally changes in other assets and liabilities
and liabilities	90,282	72,301

Net cash used in operating activities	-	-

Cash and equivalents at beginning of period	-	-

Cash and equivalents at end of period	$ -	-

Notes to Consolidated Financial Statements
Three months ended March 31, 2011 and 2010
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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2010  has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2010 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006.  The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000.  At March 31, 2011, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West.

PART I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first three months of 2011. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first three months of 2010, the Partnership’s loss increased approximately $18,000 from a loss of $92,000 in 2010 to a loss of $110,000 in 2011.

As compared to the first three months of 2010, rental income at Commercial Park West decreased approximately $25,000 for the three months ended March 31, 2011 due to a increase in vacancies.

As compared to the first three months of 2010, total expenses decreased approximately $8,000.  Property operations decreased approximately $5,000 due to repairs during the first three months of 2010 not incurred in 2011.  Administrative expense to affiliates increased approximately $4,000.  Other administrative expenses decreased approximately $11,000 due to a decrease in bad debt expense and advertising expense.  Interest expense increased approximately $4,000.

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

Internal Control Over Financial Reporting:  There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership’s settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2010.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V

May 16, 2011	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer