Form 10-Q
period 2011-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2011-08-15
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

(716) 636-9090
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐      No   ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.        Yes  ☐    No   ☒

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
Assets	2011	2010

Property and equipment at cost	$ 2,254,238	2,254,238
Less accumulated depreciation	(1,841,204)	(1,801,104)
	413,034	453,134
Accounts receivable	61,625	57,507
Other assets	2,737	1,246

Total assets	$ 477,396	511,887

Liabilities and Partners' Deficit

Payables to affiliated parties	2,100,315	2,035,347
Accounts payable and accrued expenses	306,980	224,642
Accrued interest payable	380,269	338,017
Security deposits and prepaid rent	39,247	38,656
Partners' deficit	(2,349,415)	(2,124,775)

Total liabilities and partners' deficit	$ 477,396	511,887

The accompanying notes are an integral part of the financial statements.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010

Rental income	$ 41,334	75,271	107,217	166,594

Property operating costs	77,732	93,389	167,953	188,542
Administrative expense - affiliates	12,681	7,437	33,906	24,355
Other administrative expenses	9,925	26,353	19,803	47,177
Interest	35,254	31,993	70,095	62,722
Depreciation	20,050	20,050	40,100	40,100

Total expenses	155,642	179,222	331,857	362,896

Net loss	$ (114,308)	(103,951)	(224,640)	(196,302)

Net loss per limited partnership unit	$ (5.27)	(4.80)	(10.37)	(9.07)

Weighted average limited partnership
units outstanding	21,003	21,003	21,003	21,003

The accompanying notes are an integral part of the financial statements.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,

	2011	2010
Cash provided by:
Operating activities:
Net loss	$ (224,640)	(196,302)
Adjustments
Depreciation	40,100	40,100
Other, principally changes in other
assets and liabilities	184,540	156,202

Net cash used in operating activities	-	-

Cash and equivalents at beginning of period	-	-

Cash and equivalents at end of period	$ -	-

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements
Six months ended June 30, 2011 and 2010
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

Property and Equipment

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006.  The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000.  At June 30, 2011, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West.

PART I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first six months of 2011. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the same three and six month periods of 2010, the Partnership’s loss increased approximately $10,000 and $28,000 from a loss of $124,000 and $196,000 in 2010 to a loss of $114,000 and $224,000 in 2011.

As compared to the same three and six months periods in 2010, rental income at Commercial Park West decreased approximately $34,000 and $59,000 2011 due to a increase in vacancies.

As compared to the same three and six month periods of 2010, total expenses decreased approximately $24,000 and  $31,000.  Property operations decreased approximately $16,000 and $21,000 due to repairs during the three and six months ending June 30, 2010 not incurred in 2011.  Administrative expense to affiliates increased approximately $5,000 and $9,000.  Other administrative expenses decreased approximately $17,000 and $27,000 due to a decrease in bad debt expense and advertising expense.  Interest expense increased approximately $4,000 and $8,000.

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

Internal Control Over Financial Reporting:  There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Item 5.  Other Information

(a)  Reports on Form 8-K

None.

Item 6.  Exhibits

31.	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V

August 15, 2011	/s/ Joseph M. Jayson
Date	Joseph M. Jayson,
Individual General Partner
Principal Executive Officer and
Principal Financial Officer