Form 10-Q
period 2011-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2011-11-14
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.        Yes ☐    No ☒

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
Assets	2011	2010

Property and equipment at cost	$ 2,254,238	2,254,238
Less accumulated depreciation	(1,861,253)	(1,801,104)
	392,985	453,134
Accounts receivable	63,538	57,507
Other assets	15,473	1,246

Total assets	$ 471,996	511,887

Liabilities and Partners' Deficit

Payables to affiliated parties	2,171,488	2,035,347
Accounts payable and accrued expenses	345,378	224,642
Accrued interest payable	401,395	338,017
Security deposits and prepaid rent	43,114	38,656
Partners' deficit	(2,489,379)	(2,124,775)

Total liabilities and partners' deficit	$ 471,996	511,887

See accompanying notes to the financial statements.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2011	2010	2011	2010

Rental income	$ 34,739	75,808	141,956	242,402

Property operating costs	44,402	69,770	212,355	258,312
Administrative expense - affiliates	26,766	19,402	60,672	43,757
Other administrative expenses	46,344	13,299	66,147	60,476
Interest	37,142	34,895	107,237	97,617
Depreciation	20,049	19,995	60,149	59,984

Total expenses	174,703	157,361	506,560	520,146

Net loss	$ (139,964)	(81,553)	(364,604)	(277,744)

Net loss per limited partnership unit	$ (6.47)	(3.77)	(16.84)	(12.83)

Weighted average limited partnership
units outstanding	21,003	21,003	21,003	21,003

See accompanying notes to the financial statements.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended Sept. 30,

	2011	2010
Cash provided by:
Operating activities:
Net loss	$ (364,604)	(277,744)
Adjustments
Depreciation	60,149	59,984
Other, principally changes in other
assets and liabilities	304,455	217,760

Net cash used in operating activities	-	-

Cash and equivalents at beginning of period	-	-

Cash and equivalents at end of period	$ -	-

See accompanying notes to the financial statements.

Notes to Consolidated Financial Statements
Nine months ended September 30, 2011 and 2010
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

Property and Equipment

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006.  The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000.  At September 30, 2011, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West.

PART I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first nine months of 2011. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the same three and nine month periods of 2010, the Partnership’s loss increased approximately $58,000 and $87,000 from a loss of $82,000 and $278,000 in 2010 to a loss of $140,000 and $365,000 in 2011.

As compared to the same three and nine month periods of 2010, rental income at Commercial Park West decreased approximately $41,000 and $100,000 in 2011 due to an increase in vacancies.

As compared to the same three and nine month periods of 2010, total expenses increased approximately $17,000 and  decreased approximately $14,000, respectively.  Property operations decreased approximately $25,000 and $46,000 due to repairs during the three and nine months ended September 30, 2010 not incurred in 2011.  Administrative expense to affiliates increased approximately $7,000 and $17,000.  Other administrative expenses increased approximately $33,000 and increased $6,000.  Interest expense increased approximately $2,000 and $10,000.

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

Internal Control Over Financial Reporting:  There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V

November 14, 2011	/s/ Joseph M. Jayson
Date	Joseph M. Jayson,
Individual General Partner
Principal Executive Officer and
Principal Financial Officer