Form 10-K
period 2011-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2012-04-16
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 0-16561

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
(Exact Name of Registrant as specified in its Charter)

Delaware	16-1275925
(State of Formation)	(I.R.S. Employer Identification No.)

2350 North Forest Road, Getzville, New York 14068
           (Address of Principal Executive Office)

Registrant’s Telephone Number, including area code:                 (716) 636-9090

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

Large accelerated filer  [ ]       Accelerated filer  [ ]

Non-accelerated filer  (Do not check if a smaller reporting company)   [ ]        Smaller reporting company   [X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[   ] Yes                                [X] No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a count.
[   ] Yes                      [X] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed document should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

The Partnership’s primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners.  At December 31, 2011 and 2010, the Partnership, either directly or through limited liability, wholly owned subsidiary companies, owned a 35,000 square foot building in Durham, North Carolina (Commercial Park West).

The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership’s properties are located.  The Partnership has no real property investments located outside the United States.  The Partnership does not segregate revenue or assets by geographic region, since, in management’s view, such a presentation would not be significant to an understanding of the Partnership’s business or financial results taken as a whole.  As of December 31, 2011, the Partnership did not directly employ any persons in a full-time position.  All persons who regularly rendered services on behalf of the Partnership through December 31, 2011 were employees of the Corporate General Partner or its affiliates.

The percent of total Partnership revenue generated by Commercial Park West was 100% for 2011 and 2010.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

As of December 31, 2011, the Partnership owned Commercial Park West, an office complex located in Durham , North Carolina.  The property consists of one building containing a total of 35,000 gross square feet.  The 2011 and 2010  year-end occupancy rate were 46% and 50%, respectively.  As of December 31, 2011 there is no mortgage loan on the Commercial Park West property.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S UNITS OF LIMITED PARTNERSHIP INTEREST

There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future.  Accordingly, information as to the market value of a unit at any given date is not available.  As of December 31, 2011, there were 1,909 record holders of units of limited partnership interest.

The Partnership is a limited partnership and, accordingly, does not pay dividends.  It does, however, make distributions of cash to its partners.  The partnership agreement provides for the distribution to the partners of net cash flow from operations.  In connection with the pending sale of the Partnership’s properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations.  All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units.  It is anticipated that there will not be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners.  There were no distributions to partners made in 2011 and 2010.

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

ITEM 6:  SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2011	2010	2009	2008	2007

Balance sheet data
Net rental property	$ 388,564	453,134	532,439	612,637	692,836
Total assets	395,059	511,877	583,715	656,136	706,561
Partners' deficit	(2,627,029)	(2,124,775)	(1,774,050)	(1,369,068)	(1,150,472)

Operating data
Rental income	187,133	309,216	306,026	468,993	473,450
Other income	1,780	3,330	75	350	5,004

Total revenue	188,913	312,546	306,101	469,343	478,454

Property operating costs	292,990	331,987	318,745	325,024	341,457
Interest expense	145,327	129,448	115,973	107,370	104,401
Administrative expenses	172,652	121,638	196,167	175,347	269,980
Depreciation expense	80,198	80,198	80,198	80,198	80,198

Total expenses	691,167	663,271	711,083	687,939	796,036

Net loss before gain on sale
of property	(502,254)	(350,725)	(404,982)	(218,596)	(317,582)

Net loss	$ (502,254)	(350,725)	(404,982)	(218,596)	(317,582)

Cash flow data
Net cash provided (used) by:
Operating activities	(210,136)	(230,340)	(165,088)	(24,243)	(53,503)
Investing activities	(15,628)	-	-	-	-
Financing activities	226,574	230,340	165,088	24,243	53,503

Net decrease in cash and
equivalents	810	-	-	-	-

Per limited partnership unit:
Net loss	$ (23.20)	(16.20)	(18.70)	(10.10)	(14.67)

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

Effective January 1, 2001, the Partnership’s real estate has actively been marketed for sale.  The partnership has held no cash equivalents since 2006, when a mortgage was repaid with proceeds from the sale of a portion of Commercial Park West and proceeds from advances from affiliated parties which amounted to $2,261,921 and $2,035,347 at December 31, 2011 and 2010, respectively.  The Partnership made no distributions to partners in  2011 or  2010.  In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining properties, the Partnership may be in position to make distributions to the limited partners.  These distributions will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership’s properties.

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

Results of Operations:

The results of operations of the Partnership produced a net loss of $502,254 in 2011 compared to a net loss of $350,725 in 2010.

Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2011 as compared to 2010

As discussed previously, the Partnership has one remaining property, Commercial Park West, which experienced a decrease in rental income of approximately 39% for the year ended December 31, 2011 as compared to 2010 due to an increase in vacancies.

Total expenses for the year ended December 31, 2011 increased approximately $28,000 as compared to 2010.  Property operations decreased approximately 39,000 due to a decrease in contracted services, utilities, insurance and repairs and maintenance, offset by an increase in payroll and benefits and real estate taxes. Administrative expense and reimbursement to affiliated parties increased approximately $51,000 due to a decrease in management fees and an increase in bad debt expense.  Interest expense increased approximately $16,000.

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

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  An evaluation was carried out under the supervision and with the participation of the Partnership’s management, including the Partnership’s Individual General Partner and Principal Financial Officer, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, the Partnership’s Individual General Partner and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of such period end.  Management will endeavor to enhance the Partnership’s disclosure controls and procedures to cause them to become effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Management of the Partnership is responsible for establishing and maintaining adequate internal control over reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f).  Management conducted an evaluation of the Partnership’s internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management concluded that the Partnership’s internal control over financial reporting was not effective as of December 31, 2011.

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

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers.  The Individual General Partner of the Partnership is Joseph M. Jayson.  The directors and executive officers of Realmark Properties, Inc., the Partnership’s Corporate General Partner, as of December 31, 2011, are listed below.  Each director is subject to election on an annual basis.

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

The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

Joseph M. Jayson, age 73, is Chairman, Director and sole stockholder of J. M. Jayson and Company, Inc. and certain of its affiliated companies:  U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation.  In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A.  Mr. Jayson has been in the real estate business for the last 49 years and is a Certified Property Manager as designated by the Institute of Real Estate Management (“I.R.E.M.”). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management.  Mr. Jayson has for the last 49 years been engaged in various aspects of real estate brokerage and investment.  He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm.  Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships.  For the past 30 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

Judith P. Jayson, age 71, is currently Vice President and a Director of Realmark Properties, Inc.  She is also a Director of the property management affiliate, Realmark Corporation.  Mrs. Jayson has been involved in property management for the last 40 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs.  Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System.  Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee
The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the audit committee are Joseph M. Jayson and Peter Minotti.

Audit Committee Financial Expert
The Directors and Executive Officers of the Corporate General Partner have determined that Peter Minotti is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Mr. Minotti is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances, namely that the Partnership is small in size and there is limited personnel.  Mr. Minotti is not independent as a result of being a employee of an affiliate of the Corporate General Partner.

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

Realmark Property Investors Limited Partnership - V
Attention:  Investor Relations
2350 North Forest Road
Getzville, New York 14068

ITEM 11:  EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2011.  The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 1,642.3 units of limited partnership interest amounting to approximately 7.8% of the Partnership interest at December 31, 2011.  The general partners and the executive officers of the Corporate General Partner, as of December 31, 2011, owned 17 units of limited partnership interest.  The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The properties of the Partnership’s subsidiaries are managed by Realmark Corporation, an affiliate of the Partnership’s corporate general partner, for a fee of generally 5% of annual net rental income of the properties.  Realmark Corporation and the Corporate General Partner are also reimbursed for disbursements made on behalf of the Partnership.  Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled “Related Party Transactions.”

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Engagement:  Malin, Bergquist & Co., LLP was engaged as the Partnership’s independent auditors for the year 2011.  EFP Rotenberg, LLP was engaged as the Partnership’s independent auditors for the year 2010.  All fees incurred for the years ended December 31, 2011 and 2010 were approved by the Audit Committee.

Audit Fees:  Audit fees for the audit of the Partnership’s annual financial statement included in the Partnership’s quarterly reports on Form 10-Q by EFP Rotenberg, LLP for year ended December 31, 2011 amounted to $6,000.  Audit fees for audit of the Partnership’s annual financial statements included in the Partnership’s annual report on Form 10-K by Malin, Bergquist & Co., LLP for the year ended December 31, 2011 amounted to $11,000.

Audit-Related Fees:  None.

Tax Fees:  The Partnership engaged Toski & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2011, and 2010.  The fees for these services amounted to $5,435 for the years ended December 31, 2011 and 2010.

All Other Fees:  None.

The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee.  All fees related to 2011 were pre-approved by the Audit Committee.

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

The Audit Committee has the sole authority to retain and terminate the Partnership’s independent auditors and approves all fees paid to the independent auditors.  During 2011 and 2010, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership’s accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards.  In addition, the Audit Committee has discussed with the independent auditors the auditors’ independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors’ independence.

The Audit Committee discussed with the Partnership’s independent auditors the overall scope and plans for their audit.  The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership’s internal controls, and the overall quality of the Partnership’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2011.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

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

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - V

By: /s/Joseph M. Jayson	April 16, 2012
JOSEPH M. JAYSON,	Date
Individual General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      REALMARK PROPERTIES, INC.
Corporate General Partner

/s/Joseph M. Jayson	April 16, 2012
JOSEPH M. JAYSON,	Date
President, Treasurer and Director

/s/Judith P. Jayson	April 16, 2012
JUDITH P. JAYSON,	Date
Vice President and Director

17

REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM

To the Board of Directors and Partners of
Realmark Property Investors Limited Partnership - V
Getzville, New York

We have audited the accompanying consolidated balance sheet of Realmark Property Investors Limited Partnership - V (the Company) as of December 31, 2011, and the related consolidated statements of operations, partners’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - V as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Pittsburgh, Pennsylvania
April 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Realmark Property Investors Limited Partnership - V

We have audited the accompanying consolidated balance sheet of Realmark Property Investors Limited Partnership - V as of December 31, 2010, and the related consolidated statements of operations, partners' deficit and cash flows for each of the years in the two-year period ended December 31, 2010. Realmark Property Investors Limited Partnership - V’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - V as of December 31, 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 31, 2011

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Consolidated Balance Sheets
December 31, 2011 and 2010

Assets	2011	2010

Property and equipment, at cost:
Land and improvements	$ 299,744	299,744
Buildings and improvements	1,970,122	1,954,494

	2,269,866	2,254,238
Less accumulated depreciation	(1,881,302)	(1,801,104)

Net property and equipment	388,564	453,134

Cash	810	-
Accounts receivable, net	2,173	57,507
Other assets	3,512	1,246

Total assets	$ 395,059	511,887

Liabilities and Partners' Deficit

Liabilities:
Payables to affiliated parties	2,261,921	2,035,347
Accounts payable and accrued expenses	305,524	224,642
Accrued interest payable to affiliated parties	422,521	338,017
Security deposits and prepaid rents	32,122	38,656

Total liabilities	3,022,088	2,636,662

Partners' deficit:
General partners	(260,541)	(245,473)
Limited partners	(2,366,488)	(1,879,302)

Total partners' deficit	(2,627,029)	(2,124,775)

Total liabilities and partners' deficit	$ 395,059	511,887

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Consolidated Statements of Operations
Years ended December 31, 2011 and 2010

	2011	2010
Income:
Rental	$ 187,133	309,216
Interest and other	1,780	3,330

Total income	188,913	312,546

Expenses:
Property operations	292,990	331,987
Interest to affiliates	145,327	129,448
Administrative:
Affiliates	29,820	46,227
Other	142,832	75,411
Depreciation expense	80,198	80,198

Total expenses	691,167	663,271

Net loss	$ (502,254)	(350,725)

Net loss per limited partnership unit	$ (23.20)	(16.20)

Weighted average number of limited partnership
units outstanding	21,002.8	21,002.8

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Consolidated Statements of Partners’ Deficit
Years ended December 31, 2011 and 2010

	General	Limited Partners
	Partners	Units	Amount

Balances at December 31, 2009	$ (234,951)	21,002.8	(1,539,099)

Net loss	(10,522)	-	(340,203)

Balances at December 31, 2010	(245,473)	21,002.8	(1,879,302)

Net loss	(15,068)	-	(487,186)

Balances at December 31, 2011	$ (260,541)	21,002.8	(2,366,488)

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Consolidated Statements of Cash Flows
Years ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$ (502,254)	(350,725)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	80,198	80,198
Changes in:
Accounts receivable	55,334	(9,638)
Other assets	(2,266)	2,161
Accounts payable and accrued expenses	80,882	(37,868)
Accrued interest payable	84,504	83,611
Security deposits and prepaid rents	(6,534)	1,921

Net cash provided by (used in) operating
activities	(210,136)	(230,340)

Cash flows from investing activities -	(15,628)	-
additions to property and equipment

Cash flows from financing activities - payables to
affiliated parties	226,574	230,340

Net increase (decrease) in cash and equivalents	810	-

Cash and equivalents at beginning of year	-	-

Cash and equivalents at end of year	$ 810	-

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

(c)	Receivables and Bad Debt

The Partnership uses the allowance method for uncollectible accounts.  Charges to this account are made on a case-by-case basis.  Increases or decreases to the allowance are charged to bad debt expense.  At December 31, 2011, bad debt expense amounted to $40,742.  There was no bad debt expense in 2010.  The allowance for doubtful accounts amounted to $40,742 at December 31, 2011.  There was no allowance for doubtful accounts in 2010.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Notes to Consolidated Financial Statements, Continued

(2)       Summary of Significant Accounting Policies, Continued

(d)	Property and Equipment

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

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets.  At December 31, 2011, no impairment in value has been recognized.

(e)	Cash and Equivalents
Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

(f)	Concentrations of Credit Risk

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions.  Although the accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institution.

(g)	Rental Income

Rental income is recognized as earned according to the terms of the leases.  Leases for residential properties are generally for periods of one year or less, payable monthly.  Commercial leases are generally for periods of one to five years.  Delinquent residential property rent is not recorded.

(h)	Per Unit Data
Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Notes to Consolidated Financial Statements, Continued

(2)	Summary of Significant Accounting Policies, Continued

(i)	Fair Value of Financial Instruments
The fair value of the Partnership’s financial instruments approximated their carrying values at December 31, 2011.

(j)	Income Allocation and Distributable Cash Flow

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

In June 2006, the Financial Accounting Standards Board issued ASC 740-10-50 (FASB Interpretation No. 48 “FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribed a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The effective date for ASC 740-10-50 for entities other than public entities was revised to years beginning after December 15, 2008.  The Company adopted ASC 740-10-50 as of January 1, 2009 and, thereafter, recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  There was no impact to the Company’s financial statements as a result of the implementation of ASC 740-10-50.  Interest and/or penalties related to income tax matters, if incurred, are recognized as a component of income tax expense.  The Company’s income tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are 2008-2010 depending on filing status.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Notes to Consolidated Financial Statements, Continued

(2)	Summary of Significant Accounting Policies, Continued

(l)	Segment Information
The Partnership’s operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

(m)	Reclassifications
Certain amounts on the consolidated statement of operations have been reclassified to reflect a consistent presentation. This change had no effect on previously reported net loss.

(3)	Investments in Real Estate

Effective January 1, 2001, the Partnership entered into a plan to dispose of the property Commercial Park West.  The carrying value of the assets of Commercial Park West amounted to $388,564 and $453,134 at December 31, 2011 and 2010, respectively.  The property generated a net loss of $502,254 and $350,725 for the years ended December 31, 2011 and 2010, respectively.

(4)	Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement.  A summary of those items follows:

	2011	2010
Property management fees based on a percent-
age (generally 6%) of the rental income	$ 11,619	17,530

Reimbursement for cost of services to the
Partnership that include investor relations,
marketing of properties, professional fees,
communications, supplies, accounting,
printing, postage and other items	18,201	28,697

	$ 29,820	46,227

In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership’s consolidated statements of operations.  Certain payables to affiliated parties are payable on demand and bear interest at 8% in 2011 and 2010.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Notes to Consolidated Financial Statements, Continued

(4)	Related Party Transactions, Continued

Payable to Affiliated Parties

Payable to affiliates amounted to $2,261,921 and $2,035,347 at December 31, 2011 and 2010, respectively.  Of this amount, $1,066,719 is payable to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006.  Under the terms of this agreement, the Partnership agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of the remaining building at Commercial Park West, 2327 Englert Drive, which is currently being marketed for sale.  As of December 31, 2011 and 2010, accrued interest from this agreement, in addition to the payables disclosed above, totaled $422,521 and $338,017, respectively.  Total interest expense incurred on amounts owed to affiliated parties for the years ended December 31, 2011 and 2010 was $147,327 and $129,448, respectively.

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

In connection with the operation of Commercial Park West, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 4 years.  Future rentals to be received on non-cancelable operating leases with terms of more than one year are as follows:

2012	$184,064
2013	120,981
2014	84,829
2015	3,000
$392,874

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Notes to Consolidated Financial Statements, Continued

(6)	Settlement of Lawsuit

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

											Schedule III
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
AND SUBSIDIARIES

Real Estate and Accumulated Depreciation
December 31, 2009

		Initial cost to		Cost
		Partnership		capitalized							Date
Property				subsequent to			Buildings and		Accumulated		of	Date	Date
description	Encumbrances	Land	Buildings	acquisition	Retirements	Land	improvements	Total	depreciation*	Retirements	construction	acquired	sold

Commercial
Park West
Durham, NC	$ -	800,000	5,191,538	2,729,448	(6,466,748)	299,744	1,954,494	2,254,238	2,769,662	(1,733,561)	1991	6/91	12/06(1)

Transit Road Land
Amherst, NY	-	234,000	-	183,473	(417,473)	-	-	-	-	-	-	12/88	1/06

	$ -	1,034,000	5,191,538	2,912,921	(6,884,221)	299,744	1,954,494	2,254,238	2,769,662	(1,733,561)

*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period January 1, 2001 through December 31, 2009.

(1) Two of the three buildings in office complex known as Commercial Park West were sold. One of the buildings is still held for sale (2327 Englert Drive). There is no mortgage on the last property held for sale as the mortgage was paid off with proceeds from the sale of the two buildings and an advance from an affiliate.

Schedule III,

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Real Estate and Accumulated Depreciation
December 31, 2011 and 2010

(1)	Cost for Federal income tax purposes is $2,269,866

(2)	A reconciliation of the carrying amount of land and buildings for the years ended December 31, 201 1 and 2010 follows:

	Partnership Properties
	2011	2010

Balance at beginning of year	$ 2,254,238	2,254,238
Additions	15,628	-

Balance at end of year	$ 2,269,866	2,254,238

(3)	A reconciliation of accumulated depreciation for the years ended December 31, 2011 and 2010 is as follows:

	Partnership Properties
	2011	2010

Balance at beginning of year	$ 1,881,302	1,801,104
Dispositions	-	-

Balance at end of year (4)	$ 1,881,302	1,801,104

(4)	Balance applies entirely to buildings and improvements.

