Form 10-Q
period 2012-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2012-05-15
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

(716) 636-9090
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files)     Yes  ☐ No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐No     ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes  ☐No     ☒

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
Assets	2012	2011

Property and equipment, at cost	$ 2,278,513	2,269,866
Less accumulated depreciation	(1,901,507)	(1,881,302)
	377,006	388,564
Cash	-	810
Accounts receivable, net	2,112	2,173
Other assets	3,650	3,512

Total assets	$ 382,768	395,059

Liabilities and Partners' Deficit

Payables to affiliated parties	2,446,215	2,261,921
Accounts payable and accrued expenses	188,300	305,524
Accrued interest payable to affiliated parties	443,647	422,521
Security deposits and prepaid rent	18,769	32,122
Partners' deficit	(2,714,163)	(2,627,029)

Total liabilities and partners' deficit	$ 382,768	395,059

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,

	2012	2011

Rental income	$ 74,663	65,883
Interest and other	186	-

Total income	74,849	65,883

Property operating costs	71,010	90,221
Other administrative expenses	21,214	21,225
Administrative expense - affiliates	9,400	9,878
Interest	40,154	34,841
Depreciation	20,205	20,050

Total expenses	161,983	176,215

Net loss	$ (87,134)	(110,332)

Net loss per limited partnership unit	$ (4.02)	(5.10)

Weighted average limited partnership
units outstanding	21,003	21,003

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,

	2012	2011
Cash provided by:
Operating activities:
Net loss	$ (87,134)	(110,332)
Adjustments
Depreciation	20,205	20,050
Other, principally changes in other assets
and liabilities	66,119	90,282

Net cash used in operating activities	(810)	-

Cash and equivalents at beginning of period	810	-

Cash and equivalents at end of period	$ -	-

Notes to Consolidated Financial Statements
Three months ended March 31, 2012 and 2011
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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2011  has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2011 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006.  The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000.  At March 31, 2012, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West.

PART I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first three months of 2012. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first three months of 2011, the Partnership’s loss decreased approximately $23,000 from a loss of $110,000 in 2011 to a loss of $87,000 in 2012.

As compared to the first three months of 2011, rental income at Commercial Park West increased approximately $9,000 for the three months ended March 31, 2012.

As compared to the first three months of 2011, total expenses decreased approximately $14,000.  Property operations decreased approximately $20,000 due to repairs during the first three months of 2011 not incurred in 2012.  Administrative expense to affiliates and other administrative expenses remained consistent.  Interest expense increased approximately $6,000.

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

Internal Control Over Financial Reporting:  There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership’s settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V

May 15, 2012	/s/ Joseph M. Jayson
Date	Joseph M. Jayson,
Individual General Partner
Principal Executive Officer and
Principal Financial Officer