Form 10-Q
period 2012-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2012-08-14
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
Assets	2012	2011

Property and equipment at cost	$ 2,293,409	2,269,866
Less accumulated depreciation	(1,921,808)	(1,881,302)
Property and equipment, net	371,601	388,564

Cash	-	810
Accounts receivable	6,516	2,173
Other assets	1,767	3,512

Total assets	$ 379,884	395,059

Liabilities and Partners' Deficit

Payables to affiliated parties	2,531,183	2,261,921
Accounts payable and accrued expenses	171,104	305,524
Accrued interest payable to affiliated parties	464,773	422,521
Security deposits and prepaid rent	25,536	32,122
Partners' deficit	(2,812,712)	(2,627,029)

Total liabilities and partners' deficit	$ 379,884	395,059

The accompanying notes are an integral part of the financial statements.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2012	2011	2012	2011

Rental income	$ 66,123	$ 41,334	140,973	107,217

Property operating costs	76,038	77,732	147,048	167,953
Administrative expense - affiliates	12,319	12,681	21,719	33,906
Other administrative expenses	13,276	9,925	34,490	19,803
Interest expense - affiliates	42,738	35,254	82,893	70,095
Depreciation	20,301	20,050	40,506	40,100

Total expenses	164,672	155,642	326,656	331,857

Net loss	$ (98,549)	(114,308)	(185,683)	(224,640)

Net loss per limited partnership unit	$ (4.55)	$ (5.27)	$ (8.58)	(10.37)

Weighted average limited partnership
units outstanding	21,003	21,003	21,003	21,003

The accompanying notes are an integral part of the financial statements.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,

	2012	2011
Cash provided by:
Operating activities:
Net loss	$ (185,683)	$ (224,640)
Adjustments
Depreciation	40,506	40,100
Changes in assets and Liabilities
	(101,352)	119,572

Net cash used in operating activities	(246,529)	(64,968)

Cash flows from investing activities
additions to property and equipment	(23,543)	-

Cash flows from from financing activities
payables to affilitate parties	269,262	64,968

Net decrease in cash and equivalents	(810)	-
Cash equivalents at beginning of period	810	-
Cash and equivalents at end of period	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements
Six months ended June 30, 2012 and 2011
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

Property and Equipment

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006.  The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000.  At June 30, 2012, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West.

PART I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first six months of 2012. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the same three and six month periods of 2011, total expenses increased approximately $9,000 and decreased approximately $5,000.  Property operations decreased approximately $2,000 and $21,000. Administrative expenses to affiliates remained consistent compared to the same three month period of 2011 and decreased $12,000 compared to the same six month period of 2011.  Other administrative expenses increased approximately $3,000 and $15,000.  Interest expense to affiliates increased approximately $8,000 and 13,000.

The net loss for the three and six month periods ended June 30, 2012 decreased approximately $16,000 and $39,000 when compared to the same periods in 2011.  Total income increased approximately $25,000 and $34,000.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V

August 14, 2012	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer