Form 10-Q
period 2012-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2012-11-14
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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
Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes  ☐No  ☒

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Property and equipment at cost	$ 2,300,759	2,269,866
Less accumulated depreciation	(1,941,857)	(1,881,302)
	358,902	388,564

Cash	300	810
Accounts receivable	3,336	2,173
Other assets	4,690	3,512

Total assets	$ 367,228	395,059

Liabilities and Partners' Deficit

Payables to affiliated parties	2,540,110	2,261,921
Accounts payable and accrued expenses	123,828	305,524
Accrued interest payable to affiliated parties	464,773	422,521
Security deposits and prepaid rent	22,649	32,122
Notes Payable	116,000	-
Partners' deficit	(2,900,132)	(2,627,029)

Total liabilities and partners' deficit	$ 367,228	395,059

The accompanying notes are an integral part of the financial statements.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Rental income	$ 80,388	$ 34,739	221,361	141,956

Property operating costs	88,320	44,402	235,368	212,355
Administrative expense - affiliates	10,925	26,766	32,644	60,672
Other administrative expenses	16,694	46,344	51,184	66,147
Interest expense - affiliates	22,326	37,142	105,219	107,237
Interest expenses - Other	9,557	-	9,557	-
Depreciation	20,049	20,049	60,555	60,149

Total expenses	167,871	174,703	494,527	506,560

Net loss	$ (87,483)	(139,964)	(273,166)	(364,604)

Net loss per limited partnership unit	$ (4.04)	$ (6.47)	$ (12.62)	(16.84)

Weighted average limited partnership
units outstanding	21,003	21,003	21,003	21,003

The accompanying notes are an integral part of the financial statements.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,

	2012	2011
Cash provided by:
Operating activities:
Net loss	$ (273,166)	$ (364,604)
Adjustments
Depreciation	60,555	60,149
Changes in assets and Liabilities
	(151,195)	168,314

Net cash used in operating activities	(363,806)	(136,141)

Cash flows from investing activities
additions to property and equipment	(30,893)	-
Net Cash used in investing activities	(30,893)	-

Cash flows from financing activities
Increase in payables to affilitate parties	278,189	136,141
Increase in payables to unaffilitate third parties	116,000	-
Net Cash flows provided by financing activities	394,189	136,141

Net decrease in cash and equivalents	(510)	-
Cash equivalents at beginning of period	810	-
Cash and equivalents at end of period	$ 300	$ -

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements
Nine months ended September 30, 2012 and 2011
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

Reclassifications

Certain amounts in the interim condensed consolidated financial statements have been reclassified to reflect a consistent presentation.  This change had no effect on previously reported net loss.

Property and Equipment

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006.  The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000.  At September 30, 2012, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West.

PART I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first nine  months of 2012. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

The Partnership’s net loss for the three and nine month periods ended September 30, 2012 decreased approximately $53,000 and $12,000 when compared to the same periods in 2011, from a net loss of approximately $140,000 and $364,000 in 2011 to a net loss of approximately $87,000 and $273,000 in 2012.

As compared to the same three and nine month periods of 2011, total income increased approximately $46,000 and $79,000.  Total expenses decreased approximately 7,000 and $12,000.  Property operations increased approximately $44,000 and $23,000.  Administrative expenses to affiliates decreased approximately $16,000 and $28,000.  Other administrative expenses decreased approximately $30,000 and $15,000.  Interest expense to affiliates decreased approximately $15,000 and $2,000.  Other interest expenses increased approximately $10,000 and $10,000.

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

Internal Control Over Financial Reporting:  There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V

November 14, 2012	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer