Form 10-Q
period 2013-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2013-05-15
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

(716) 636-9090
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files)     Yes [  ]  No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer (Do not check if a smaller reporting company)  [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [  ]No   [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes  [  ]No  [X]

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
Assets	2013	2012

Property and equipment, at cost	$ 2,316,190	2,316,190
Less accumulated depreciation	(1,698,951)	(1,678,620)
	617,239	637,570
Cash	-	236
Accounts receivable, net	491	1,927
Other assets	4,979	6,549

Total assets	$ 622,709	646,282

Liabilities and Partners' Deficit

Senior secured loan and accrued interest payable to affiliated party	1,521,076	1,521,076
Payables to affiliated parties	1,564,529	1,534,118
Accounts payable and accrued expenses	162,481	148,512
Note payable and accrued interest	114,699	112,507
Security deposits and prepaid rent	27,408	25,920
Partners' deficit	(2,767,484)	(2,695,851)

Total liabilities and partners' deficit	$ 622,709	646,282

See accompanying notes to the Financial Statements

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,

	2013	2012

Rental income	$ 87,499	74,663
Interest and other	321	186

Total income	87,820	74,849

Property operating costs	86,417	71,010
Other administrative expenses	13,049	21,214
Administrative expense - affiliates	12,835	9,400
Interest	26,821	40,154
Depreciation	20,331	20,205

Total expenses	159,453	161,983

Net loss	$ (71,633)	(87,134)

Net loss per limited partnership unit	$ (3.31)	(4.02)

Weighted average limited partnership
units outstanding	21,003	21,003

See accompanying notes to the Financial Statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,

	2013	2012
Cash provided by:
Operating activities:
Net loss	$ (71,633)	(87,134)
Adjustments
Depreciation	20,331	20,205
Other, principally changes in other assets and liabilities
and liabilities	51,066	66,119

Net cash used in operating activities	(236)	(810)

Cash and equivalents at beginning of period	236	810

Cash and equivalents at end of period	$ -	-

See accompanying notes to the Financial Statements

Notes to Consolidated Financial Statements
Three months ended March 31, 2013 and 2012
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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2012  has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2012 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Partnership has experienced negative cash flows from operations in recent years, and had an accumulated partners’ deficit at March 31, 2013 of approximately $2.7 million.  The Partnership has funded its activities in recent years generally with advances from affiliated parties.  Management intends to meet its operating cash flow requirements by increasing the occupancy of the Partnership’s real estate asset, and preparing the property for a sale at a reasonable price.  Until the property achieves a break-even cash flow, advances from affiliates will be required to maintain operations.  While management believes that it will be successful in obtained increased occupancy and selling the property, the Partnership cannot be certain that it will be able to obtain these objectives.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Property and Equipment

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006.  The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000.  At March 31, 2013, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West.

PART I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first three months of 2013. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first three months of 2012, the Partnership’s loss decreased approximately $16,000 from a loss of $87,000 in 2012 to a loss of $71,000 in 2013.

As compared to the first three months of 2012, rental income at Commercial Park West increased approximately $13,000 for the three months ended March 31, 2013 due to a decrease in vacancies.

As compared to the first three months of 2012, total expenses decreased approximately $2,000.  Property operations increased approximately $15,000 due to repairs during the first three months of 2013 not incurred in 2012.  Administrative expense to affiliates and other administrative expenses remained consistent.  Interest expense decreased approximately $14,000.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership’s settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V

May 15, 2013	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer