Form 10-Q
period 2013-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2013-11-19
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ]  No [X]

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
 Condensed Balance Sheet

	(Unaudited)
	September 30,	December 31,
Assets	2013	2012

Property and equipment, at cost	$2,329,390	$2,316,190
Less accumulated depreciation	(1,739,141)	(1,678,620.00)
	590,249	637,570

Cash	300	236
Accounts receivable, net	2,583	1,927
Other assets	-	6,549
Total assets	$593,132	$646,282

Liabilities and Partners' Deficit

Senior secured loan and accrued interest payable to affiliated party	1,546,076	1,521,076
Payables to affiliated parties	1,696,119	1,534,118
Accounts payable and accrued expenses	102,515	148,512
Note payable and accrued interest	116,891	112,507
Security deposits and prepaid rent	30,512	25,920

Partners' deficit	(2,898,981)	(2,695,851)
Total liabilities and partners' deficit	$593,132	$646,282

See accompanying notes to the Financial Statements

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Rental income	$95,943	$79,403	$276,788	$218,145
Interest and other	33	985	893	3,216
Total income	95,976	80,388	277,681	221,361

Property operating costs	100,212	88,320	290,474	235,368
Other administrative expenses	2,509	16,694	22,836	51,184
Administrative expense - affiliates	5,500	10,925	28,337	32,644
Interest - affiliates	25,000	22,326	74,259	105,219
Interest	366	9,557	4,384	9,557
Depreciation	20,049	20,049	60,521	60,555
Total expenses	153,670	167,871	480,811	494,527

Net loss	$(57,694)	$(87,483)	$(203,130)	$(273,166)

Net loss per limited partnership unit	$(1.51)	$(4.04)	$(8.23)	$(12.62)
Weighted average limited partnership
units outstanding	21,003	21,003	21,003	21,003

See accompanying notes to the Financial Statements

Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash provided by (used in):
Operating activities:
Net loss	$(203,130)	$(273,166)
Adjustments:
Depreciation	60,521	60,555
Changes in assets and liabilities	(31,128)	(151,195)
Net cash used in operating activities	(173,737)	(363,806)

Cash flows from investing activities:
Additions to property and equipment	(13,200)	(30,893)

Cash flows from financing activities:
Payables to affiliate parties	187,001	394,189
Net increase (decrease) in cash and equivalents	64	(510)

Cash equivalents at beginning of period	236	810
Cash equivalents at end of period	$300	$300

See accompanying notes to the Financial Statements

Notes to Consolidated Financial Statements
Nine months ended September 30, 2013 and 2012
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

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Partnership has experienced negative cash flows from operations in recent years, and had an accumulated partners’ deficit at September 30, 2013 of approximately $2.9 million. The Partnership has funded its activities in recent years generally with advances from affiliated parties. Management intends to meet its operating cash flow requirements by increasing the occupancy of the Partnership’s real estate asset, and preparing the property for a sale at a reasonable price. Until the property achieves a break-even cash flow, advances from affiliates will be required to maintain operations. While management believes that it will be successful in obtained increased occupancy and selling the property, the Partnership cannot be certain that it will be able to obtain these objectives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Property and Equipment

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006. The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000. At September 30, 2013, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West.

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As a result of the operating loss at Commercial Park West, the Partnership relied on cash advances from affiliates of the general partner to fund operations during the first nine months of 2013. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first nine months of 2012, the Partnership’s loss decrease approximately $70,000 from a loss of $273,000 in 2012 to a loss of $203,000 in 2013.

As compared to the first nine months of 2012, rental income at Commercial Park West increased approximately $59,000 for the nine months ended September 30, 2013 due to a decrease in vacancies.

As compared to the first nine months of 2012, total expenses were consistent in 2013. Property operations increased approximately $55,000 due to repairs during the first nine months of 2013 not incurred in 2012. Administrative expense to affiliates and other administrative expenses decreased approximately $33,000. Interest expense decreased approximately $31,000.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V

November 19, 2013	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer