Form 10-K
period 2013-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2014-04-16
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

    The Partnership’s primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2013 and 2012, the Partnership, either directly or through limited liability, wholly owned subsidiary companies, owned a 35,000 square foot building in Durham, North Carolina (Commercial Park West).

    The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership’s properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management’s view, such a presentation would not be significant to an understanding of the Partnership’s business or financial results taken as a whole. As of December 31, 2013, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2013 were employees of the Corporate General Partner or its affiliates.

The percent of total Partnership revenue generated by Commercial Park West was 100% for 2013 and 2012.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

    None.

ITEM 2: PROPERTIES

As of December 31, 2013, the Partnership owned Commercial Park West, an office complex located in Durham, North Carolina. The property consists of one building containing a total of 35,000 gross square feet. The 2013 and 2012 year-end occupancy rate were 66% and 46%, respectively. As of December 31, 2013 there is no mortgage loan on the Commercial Park West property.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR REGISTRANT’S UNITS OF LIMITED PARTNERSHIP INTEREST

    There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future.  Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2013, there were 1,945 record holders of units of limited partnership interest.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership’s properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2013 and 2012.

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

ITEM 6: SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2013	2012	2011	2010	2009

Balance sheet data
Net rental property	$570,095	637,570	673,992	738,562	817,867
Total assets	575,230	646,282	680,487	797,305	869,143
Partners' deficit	(2,968,924)	(2,695,851)	(2,341,601)	(1,839,347)	(1,488,622)
Operating data
Rental income	381,661	303,168	187,133	309,216	306,026
Other income	2,503	3,416	1,780	3,330	75
Total revenue	384,164	306,584	188,913	312,546	306,101
Property operating costs	402,866	332,264	292,990	331,987	318,745
Interest expense	100,710	131,026	145,327	129,448	115,973
Administrative expenses	72,985	114,798	172,652	121,638	196,167
Depreciation expense	80,676	82,746	80,198	80,198	80,198
Total expenses	657,237	660,834	691,167	663,271	711,083
Net loss before gain on sale
of property	(273,073)	(354,250)	(502,254)	(350,725)	(404,982)
Net loss	(273,073)	(354,250)	(502,254)	(350,725)	(404,982)
Cash flow data
Net cash provided (used) by:
Operating activities	(133,985)	(282,750)	(210,136)	(230,340)	(165,088)
Investing activities	(13,200)	(46,324)	(15,628)	-	-
Financing activities	146,949	328,500	226,574	230,340	165,088
Net decrease in cash and
equivalents	(236)	(574)	810	-	-
Per limited partnership unit:
Net loss	$(12.61)	(16.36)	(23.20)	(16.20)	(18.70)

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

Effective January 1, 2001, the Partnership’s real estate has actively been marketed for sale. The partnership has held no cash equivalents since 2006, when a mortgage was repaid with proceeds from the sale of a portion of Commercial Park West and proceeds from advances from affiliated parties which amounted to $2,590,421 and $2,261,921 at December 31, 2013 and 2012, respectively. The Partnership made no distributions to partners in 2013 or 2012. In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining properties, the Partnership may be in position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership’s properties.

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

Results of Operations:

The results of operations of the Partnership produced a net loss of $273,073 in 2013 compared to a net loss of $354,250 in 2012.

Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2013 as compared to 2012

    As discussed previously, the Partnership has one remaining property, Commercial Park West, which experienced an increase in rental income of approximately 26% for the year ended December 31, 2013 as compared to 2012 due to an decrease in vacancies.

    Total expenses for the year ended December 31, 2013 decreased approximately $3,000 as compared to 2012. Property operations increased approximately $70,000 due to a increase in contracted services, utilities, insurance and repairs and maintenance, offset by an increase in payroll and benefits and real estate taxes. Administrative expense and reimbursement to affiliated parties decreased approximately $13,000. Interest expense decreased approximately $30,000.

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

Management’s Annual Report on Internal Control over Financial Reporting. Management of the Partnership is responsible for establishing and maintaining adequate internal control over reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the Partnership’s internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Partnership’s internal control over financial reporting was not effective as of December 31, 2013.

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

    The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

    Joseph M. Jayson, age 75, is Chairman, Director and sole stockholder of J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A. Mr. Jayson has been in the real estate business for the last 49 years and is a Certified Property Manager as designated by the Institute of Real Estate Management (“I.R.E.M.”). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 49 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 30 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

    Judith P. Jayson, age 73, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 40 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee

    The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Joseph M. Jayson and Peter Minotti.

Audit Committee Financial Expert

The Directors and Executive Officers of the Corporate General Partner have determined that Peter Minotti is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Minotti is not independent within the meaning of Item 7(d)(3) (iv) of Schedule 14A of the Exchange Act due to limited circumstances, namely that the Partnership is small in size and there is limited personnel. Mr. Minotti is not independent as a result of being a employee of an affiliate of the Corporate General Partner.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 1,642.3 units of limited partnership interest amounting to approximately 7.8% of the Partnership interest at December 31, 2013. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2013, owned 17 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

   Audit Engagement: EFP Roptenberg LLP was engaged as the Parthnership’s independent auditor for 2013 and  Malin, Bergquist & Co., LLP was engaged as the Partnership’s independent auditor for the year 2012.   All fees incurred for the years ended December 31, 2013 and 2012 were approved by the Audit Committee.

   Audit Fees: Audit fees for the audit of the Partnership’s annual financial statement included in the Partnership’s quarterly reports on Form 10-Q by Malin, Bergquist & Co., LLP for year ended December 31, 2013 amounted to $6,000. Audit fees for audit of the Partnership’s annual financial statements included in the Partnership’s annual report on Form 10-K by EFP Rotenberg LLP for the year ended December 31, 2013 amounted to $11,000.

   Audit-Related Fees: None.

   Tax Fees: The Partnership engaged EFP Roptenberg, LLP to provide tax filing and compliance services during the years ended December 31, 2012, and 2013. The fees for these services amounted to $5,435 for the years ended December 31, 2013 and 2012.

   All Other Fees: None.

    The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2013 were pre-approved by the Audit Committee.

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

    The Audit Committee has the sole authority to retain and terminate the Partnership’s independent auditors and approves all fees paid to the independentauditors. During 2012 and 2011, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership’s accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors’ independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors’ independence.

The Audit Committee discussed with the Partnership’s independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership’s internal controls, and the overall quality of the Partnership’s financial reporting.

    In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2013.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

FINANCIAL STATEMENT SCHEDULE

(i)	Schedule III - Real Estate and Accumulated Depreciation	F-12 - F-13

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

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - V

By: /s/Joseph M. Jayson	April 15, 2014
JOSEPH M. JAYSON,	Date
Individual General Partner

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: REALMARK PROPERTIES, INC.
Corporate General Partner

/s/Joseph M. Jayson	April 15, 2014
JOSEPH M. JAYSON,	Date
President, Treasurer and Director

/s/Judith P. Jayson	April 15, 2014
JUDITH P. JAYSON,	Date
Vice President and Director

REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM

to come

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Consolidated Balance Sheets
December 31, 2013 and 2012

Assets	2013	2012

Property and equipment, at cost:
Land and improvements	$299,744	$299,744
Buildings and improvements	2,029,646	2,016,446
	2,329,390	2,316,190
Less accumulated depreciation	(1,759,295)	(1,678,620)
Net property and equipment	570,095	637,570
Cash	0	236
Accounts receivable, net	1,105	1,927
Other assets	1,031	6,549
Total assets	$572,230	$646,282

Liabilities and Partners' Deficit
Liabilities:
Senior secured loan and accrued interest payable to affiliated party	$1,358,043	$1,521,076
Payables to affiliated parties	1,379,327	1,069,345
Accounts payable and accrued expenses	196,838	148,512
Accrued interest payable to affiliated parties	464,773	464,773
Note payable and accrued interest	114,699	112,507
Security deposits and prepaid rents	27,474	25,920
Total liabilities	3,541,154	3,342,133
Partners' deficit:
General partners	(270,798)	(262,606)
Limited partners	(2,698,126)	(2,433,245)
Total partners' deficit	(2,968,924)	(2,695,851)
Total liabilities and partners' deficit	$572,230	$646,282

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Consolidated Statements of Operations
Years ended December 31, 2013 and 2012

	2013	2012
Income:
Rental	$381,661	$303,168
Interest and other	2,503	3,416
Total income	384,164	306,584
Expenses:
Property operations	402,866	332,264
Interest to affiliates	98,518	128,104
Interest Expense other	2,192	2,922

Administrative:
Affiliates	33,337	45,652
Other	39,648	69,146
Depreciation expense	80,676	82,746
Total expenses	657,237	660,834
Net loss	$(273,073)	$(354,250)
Net loss per limited partnership unit	$(12.61)	$(16.36)
Weighted average number of limited partnership
units outstanding	21,002.80	21,002.80

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Consolidated Statements of Partners’ Deficit
Years ended December 31, 2013 and 2012

		Limited Partners
	General Partners	Units	Amount
Balances at December 31, 2011 (restated)	(251,978)	21,002.80	(2,089,623)
Net loss	(10,628)		(343,622)
Balances at December 31, 2012	$(262,606)	21,002.80	$(2,433,245)
Net loss	(8,192)		(264,881)
Balances at December 31, 2012	(270,798)	21002.80	(2,698,126)

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Consolidated Statements of Cash Flows
Years ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(273,073)	$(354,250)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	80,676	82,746
Changes in:
Accounts receivable	823	246
Other assets	5,518	(3,037)
Accounts payable and accrued expenses	48,325	(44,505)
Accrued interest payable	2,192	42,252
Security deposits and prepaid rents	1,554	(6,202)
Net cash provided by (used in) operating
activities	(133,985)	(282,750)
Cash flows from investing activities -	0	(46,324)
additions to property and equipment	(13,200)
Cash flows from financing activities - payables to
affiliated parties	146,949	328,500
Net increase (decrease) in cash and equivalents	(236)	(574)
Cash and equivalents at beginning of year	236	810
Cash and equivalents at end of year	$0	$236
Non-cash financing activities:
Conversion of Accounts Payable to Note Payable	0	109,585
Cash paid for interest	0	-

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Partnership has experienced negative cash flows from operations in recent years, and had an accumulated partners’ deficit at December 31, 2013 of approximately $2.7 million. The Partnership has funded its activities in recent years generally with advances from affiliated parties. Management intends to meet its operating cash flow requirements by increasing the occupancy of the Partnership’s real estate asset, and preparing the property for a sale at a reasonable price. Until the property achieves a break-even cash flow, advances from affiliates will be required to maintain operations. While management believes that it will be successful in obtained increased occupancy and selling the property, the Partnership cannot be certain that it will be able to obtain these objectives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Partnership uses the allowance method for uncollectible accounts. Charges to this account are made on a case-by-case basis. Increases or decreases to the allowance are charged to bad debt expense. At December 31, 2013, bad debt expense amounted to $0.   The allowance for doubtful accounts amounted to $43,900 at December 31, 2013.

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

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets at December 31, 2013, no impairment in value has been recognized.

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

The fair value of the Partnership’s financial instruments approximated their carrying values at December 31, 2013.

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

(l)	Income Taxes

In June 2006, the Financial Accounting Standards Board issued ASC 740-10-50 (FASB Interpretation No. 48 “FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribed a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The effective date for ASC 740-10-50 for entities other than public entities was revised to years beginning after December 15, 2008. The Company adopted ASC 740-10-50 as of January 1, 2009 and, thereafter, recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There was no impact to the Company’s financial statements as a result of the implementation of ASC 740-10-50. Interest and/or penalties related to income tax matters, if incurred, are recognized as a component of income tax expense. The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2010-2012 depending on filing status.

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

Effective January 1, 2001, the Partnership entered into a plan to dispose of the property Commercial Park West. The carrying value of the assets of Commercial Park West amounted to $570,095 and $637,570 at December 31, 2013 and 2012, respectively. The property generated a net loss of $273,073 and $354,250 for the years ended December 31, 2013 and 2012, respectively.

(4)	Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

	2013	2012
Property management fees based on a percent-
age (generally 6%) of the rental income	$17,837	$ 17,652

Reimbursement for cost of services to the
Partnership that include investor relations,
marketing of properties, professional fees,
communications, supplies, accounting,
printing, postage and other items	15,500	28,000
	$45,652	$ 45,652

In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership’s consolidated statements of operations. Certain payables to affiliated parties are payable on demand and bear interest at 8% in 2013 and 2012.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Notes to Consolidated Financial Statements, Continued

(4)	Related Party Transactions, Continued

Payable to Affiliated Parties

Payable to affiliates amounted to $2,737,370 and $2,590,421 at December 31, 2013 and 2012, respectively. Of this amount, $1,066,719 is payable to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the Partnership agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of the remaining building at Commercial Park West, 2327 Englert Drive, which is currently being marketed for sale. As of December 31, 2013 and 2012, accrued interest from this agreement, in addition to the payables disclosed above, totaled $464,773 and $464,773, respectively. Total interest expense incurred on amounts owed to affiliated parties for the years ended December 31, 2013 and 2012 was $98,518 and $128,104, respectively.

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

In connection with the operation of Commercial Park West, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 4 years. Future rentals to be received on non-cancelable operating leases with terms of more than one year are as follows:

2014	$341,417
2015	105,925
2016	28,773
$476,115

(6)	Note Payable

There was a not on the Books for $109,585 plus accrued interest of $11,689 that was paid off after the Audit date along with Interest and Principal forgiven In the amount of $21,676.

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

												Schedule III
				REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
						AND SUBSIDIARIES
					Real Estate and Accumulated Depreciation
						December 31, 2013

		Initial cost to partnership
Property description	Encumbrances	Land	Buildings	Cost capitalize subsequent to acquisition	Retirements	Land	Buildings and improvements	Total	Accumulated depreciation	Retirements	Date of construction	Date acquired	Life on which depreciation in latest income statement is computed

Commercial Park West Durham, NC	$ -	800,000	5,191,538	2,791,400	(6,466,748)	299,744	2,029,646	2,329,390	3,778,285	(1,759,295)	Jun-01- 1991	Jun-01-1991	25
	$ -	800,000	5,191,538	2,791,400	(6,466,748)	299,744	2,029,646	2,329,390	3,778,285	(1,759,295)

(1)  Two of the three buildings in office complex known as Commercial Park West were sold.  One of the buildings is still held for sale (2327 Englert Drive).

Schedule III,

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Real Estate and Accumulated Depreciation
December 31, 2013 and 2012

(1)	Cost for Federal income tax purposes is $2,329,390

(2)	A reconciliation of the carrying amount of land and buildings for the years ended December 31, 2013 and 2012 follows:

	Partnership Properties
	2013	2012
Balance at beginning of year	$2,316,190	$2,269,866
Additions	13,200	46,324
Balance at end of year	$2,329,390	$2,316,190

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2013 and 2012 is as follows:

	Partnership Properties
	2013	2012
Balance at beginning of year (restated)	$1,678,620	$1,595,874
Current period depreciation expense	80,676	82,746
Balance at end of year (4)	$1,759,295	$1,678,620

(4) Balance applies entirely to buildings and improvements.