Form 10-K/A
period 2013-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2014-12-31
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment #1

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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ ] Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 45 of Regulation S-T (par. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ] Yes   [X] No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	(Do not check if a smaller reporting company) [ ]	Smaller reporting company	[X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [ ] Yes   [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

EXPLANATORY NOTE

Background of the Restatement

Realmark Property Investors Limited Partnership – V (together with its subsidiaries, the “Partnership,” “we”, “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amended Filing”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing”) to: (1) include the Report of the Independent Registered Public Accounting Firm omitted from the Original Filing; (ii) reflect the restatement of the Partnership’s Consolidated Financial Statements for the fiscal years ended December 31, 2012 and December 31, 2013 for the corrections described below; (iii) add certain risk factors associated with ownership of units of limited partnership interest in the Partnership; (iv) identify change in the officers and directors of the Partnership; (iv) remove certain prior disclosures. As previously disclosed in our Current Report on Form 8-K filed on May 13, 2014, the Partnership engaged Freed Maxick CPAs, P.C. as the Partnership’s independent registered public accounting firm.

The adjustments to the Statement of Operations for the period ended December 31, 2013 included in the Original Filing, are primarily comprised of the accrual of interest on the affiliated debt and advances from affiliates of approximately $127,000 as well as the recognition of portfolio management fees of approximately $33,000. There were no changes to the Consolidated Statement of Operations for the period ended December 31, 2012.

The adjustments to the Consolidated Balance Sheet for the period ended December 31, 2013 are primarily related to the interest and portfolio management fee accruals as well as the elimination of the Accrued Interest payables to affiliated parties line that was determined to be a duplicate and offsetting entry with the Payables to affiliated parties line in both December, 2013 and 2012.

The Consolidated Statement of Cash Flows for the period ended December 31, 2013 was restated for the same items that impacted the Consolidated Statement of Operations and the Balance Sheet for the same period. The Consolidated Statement of Cash Flows for the period ended December 31, 2012 was not impacted.

Implementation of the Restatement

This Amended Filing restates fiscal 2013 Consolidated Financial Statements for adjustments resulting from an understatement of interest and portfolio management fee expense and corresponding understatement of Net Loss and Net Loss per limited partnership unit. The annual adjustments made as a result of the restatement of our consolidated financial statements are more fully described in Note 2 of the Notes to Consolidated Financial Statements in Part IV, Item 2 of this Amended Filing.

Items Amended

This Amended Filing amends the Original Filing solely to reflect the changes described above. For the convenience of the reader, this Amended Filing sets for the Original Filing, as modified and superseded where necessary to reflect the restatement and other changes indicated. Specifically, the following items included in the Original Filing are amended by this Amended Filing:

●	Part I, Item 1, Business;
●	Part I, Item 1A, Risk Factors;
●	Part II, Item 6, Selected Financial Data – DELETED;
●	Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations;
●	Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk – DELETED;
●	Part II, Item 8 Financial Statements and Supplementary Data;
●	Part II, Item 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure;
●	Part II, Item 9B, Other Information;
●	Part III, Item 10, Directors and Executive Officers of the Registrant;
●	Part III, Item 14, Principal Accounting Fees And Services; and
●	Part IV, Item 15, Exhibits and Financial Statement Schedules.

There is an update to the notes regarding the active marketing of the property for sale that does not amount to a forward-looking statement included in the original filing, but may give effect to a change in the method of accounting as a firm plan and decision was made to market the property for sale effective September 30, 2014 and as a result will impact the accounting for the property as an asset held for sale in fiscal year 2014 interim consolidated financial statements as of and following September 30, 2014.

PART I

ITEM 1: BUSINESS

    The Registrant, Realmark Property Investors Limited Partnership - V (the “Partnership”), is a Delaware limited partnership organized in 1986, pursuant to an Agreement and Certificate of Limited Partnership (the “Partnership Agreement”), under the Revised Delaware Uniform Limited Partnership Act. At December 31, 2013, the Partnership’s General Partners are Realmark Properties, Inc. (the “Corporate General Partner”), a Delaware corporation, and Joseph M. Jayson (the “Individual General Partner”).

    Joseph M. Jayson passed away on June 27, 2014. A successor Individual General Partner was not appointed following Mr. Jayson’s death.

    The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on July 14, 1986, and concluded the offering on October 31, 1987, having raised a total of $20,999,800 before deducting sales commissions and expenses of the offering.

The Partnership’s primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2013 and 2012, the Partnership, either directly or through limited liability, wholly owned subsidiary companies, owned an approximately 35,000 square foot building in Durham, North Carolina (Commercial Park West).

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

ITEM 1A: RISK FACTORS (continued)

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

You may be allocated more taxable income than the distributions, if any, you receive from us.

So long as the Partnership remains eligible to be taxed as a partnership for U.S. federal income tax purposes, we generally are not subject to U.S. federal income tax. Rather, each holder of our units of limited partnership interest is required to take into account its allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with the taxable year of such holder in computing such holder's U.S. federal income tax liability, and, in some cases, state and local income tax liability, and to pay taxes thereon, regardless of whether the holder has received any distributions from us. Given that we do not currently intend to distribute cash to holders of our units of limited partnership interest, it is possible that the U.S. federal income tax liability, and in some cases, state and local income tax liability, of a holder of our units of limited partnership interest with respect to its allocable share of our earnings in a particular taxable year will exceed the cash distributions, if any, we make to the holder for the year, thus requiring an out-of-pocket tax payment by the holder.

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

ITEM 1A: RISK FACTORS (continued)

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

Failure to comply with the Americans with Disabilities Act or other similar laws could result in substantial costs

A number of federal, state and local laws and regulations (including the Americans with Disabilities Act) may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features that add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial, and restrictions on construction or completion of renovations may limit implementation of our investment strategy in certain instances or reduce overall returns on our investments, which could have a material adverse effect on us and our ability to pay distributions to investors and to pay amounts due on our debt.

ITEM 1A: RISK FACTORS (continued)

Risks for Investors

We currently do not anticipate making, and it is likely we will never make, any distributions to holders of our units of limited partnership interest.

We currently do not anticipate making any distributions to holders of our units of limited partnership interest at any time in the near future. Additionally, it is likely and anticipated that we will never make any distributions to holders of our units of limited partnership interest at any time in the future. Whether we make distributions in the future will be at the discretion of our corporate general partner and will be reduced by the amount of fees payable to plaintiffs’ legal counsel in connection with the settlement of prior legal proceedings and dependent upon our financial condition, results of operations, capital requirements and any other factors that our corporate general partner decides are relevant. As such, investors seeking cash distributions should not purchase our units of limited partnership interest. As a result, you may not receive any return on an investment in our units of limited partnership interest unless you are able to sell our units of limited partnership interest for a price greater than that which you paid for it. For a description of prior legal proceedings, see Item 3 to this Amended Filing.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

As of December 31, 2013, the Partnership owned Commercial Park West, an office complex located in Durham, North Carolina. The property consists of one building containing a total of approximately 35,000 gross square feet. The 2013 and 2012 year-end occupancy rate were 66% and 46%, respectively. As of December 31, 2013 there is no mortgage loan on the Commercial Park West property.

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

Effective January 1, 2001, the Partnership has been operating under the order discussed in Item 3. The partnership has held minimal cash since 2006, when a mortgage was repaid with proceeds from the sale of a portion of Commercial Park West and proceeds from advances from affiliated parties, aggregate amounts outstanding to affiliates for this advance and others amounted to $ 3,411,305 and $ 3,055,194 at December 31, 2013 and 2012, respectively. The Partnership made no distributions to partners in 2013 or 2012. In connection with the pending sale of the Partnership’s properties, it is anticipated that there will be no future distributions of net cash flow from operations. If there are any distributions as a result of the eventual sale itself they will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Item 3) and any outstanding liabilities incurred with regard to the sale of the Partnership’s properties.

Subsequent to December 31, 2013, management has retained national representation to market the Commercial Park West property for sale at a price that is reasonable in relation to its current market value. While the remaining property has been actively managed during a period of depressed real estate values, the sale of the asset is probable and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. As a result, the accounting is expected to change to show the property as an asset as held for sale. This does not impact the accounting treatment of the property as of the date of these financials. Limited partners should be aware that it is possible that they will receive an allocation of income from gain on sale of properties on which they will be required to pay income taxes and there is no assurance that cash distributions from the sale of the properties will be sufficient to satisfy these obligations.

Except as described above and in the consolidated financial statements, the general partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Results of Operations:

The results of operations of the Partnership produced a net loss of $ 433,213 in 2013 compared to a net loss of $354,250 in 2012.

Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2013 as compared to 2012

As discussed previously, the Partnership has one remaining property, Commercial Park West, which experienced an increase in rental income of approximately 26% for the year ended December 31, 2013 as compared to 2012 due to a decrease in vacancies.

Total expenses for the year ended December 31, 2013 increased approximately $157,000 as compared to 2012. Property operations increased approximately $75,000 due to an increase in contracted services, utilities, insurance and repairs and maintenance, an increase in payroll and benefits. Administrative expense and reimbursement to affiliated parties increased approximately $14,000. Interest expense increased approximately $103,000.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed under Item 15 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Partnership received written correspondence from its independent registered public accounting firm, Malin, Bergquist & Company, LLP, in November 2013 that it was resigning as the Partnership's Independent Auditor. The stated reason was that the firm had merged, and determined that Realmark did not fit in with its direction of the merged practice.

During the Partnership's most recent fiscal year and during any subsequent interim periods preceding the date of resignation, the Partnership had no disagreement with Malin, Bergquist & Company, LLP, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

No accountant's report on the financial statements for the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Partnership’s audited financial statements in its Form 10-K for the years ended December 31, 2012 and 2011 contained a going concern qualification.

On March 10, 2014 the Partnership provided Malin, Bergquist & Company, LLP with a copy of this disclosure and requested that it furnish a letter to the Partnership, addressed to the SEC, stating that it agreed with the statements made here-in or the reasons why it disagreed. On March 10, 2014 the Partnership received a letter from Malin, Bergquist & Company, LLP that it agreed with the statements contained herein. A copy of the letter from Malin, Bergquist & Company, LLP was attached as Exhibit 16.1 to the Partnership’s Current Report on Form 8-K filed March 12, 2014.

The Partnership then engaged EFP Rotenberg, LLP, 280 Kenneth Dr. #100, Rochester, NY 14623 (“EFP Rotenberg”) as the Partnership's new independent registered public accounting firm.

On April 23, 2014, the Partnership received written correspondence from its independent registered public accounting firm, EFP Rotenberg that it was resigning as the Partnership's Independent Auditor. As reported in an 8-K filed on March 10, 2014, EFP Rotenberg was recently retained to perform the 2013 audit for the Partnership. The firm did not complete the 2013 audit and, accordingly, has not issued a report on the Partnership’s financial statements for the years ended December 31, 2013 or 2012.

During the Partnership's fiscal years ended December 31, 2013 and December 31, 2012, and through April 23, 2014, there were no disagreements between the Partnership and EFP Rotenberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to EFP Rotenberg's satisfaction, would have caused EFP Rotenberg to make reference to the subject matter of the disagreement(s) in its reports on the Partnership's financial statement for such years. During the Partnership's fiscal years ended December 31, 2013 and December 31, 2012, and through April 23, 2014, there were no "reportable events" as described under Item 304(a)(1)(v) of Regulation S-K.

The Partnership provided EFP Rotenberg with a copy of the disclosure contained in the Partnership’s Current Report on Form 8-K filed May 13, 2014 and requested that EFP Rotenberg furnish the Partnership with a letter addressed to the Securities and Exchange Commission stating whether EFP Rotenberg agrees with the contents of this disclosure. A copy of that letter, is attached as Exhibit 16.1 to the Partnership’s Current Report on Form 8-K dated May 31, 2014.

The Partnership has engaged Freed Maxick CPAs, P.C. (“Freed Maxick”), 424 Main Street, Suite 800 Buffalo NY 14202 as the Partnership's new independent registered public accounting firm. During the Partnership's fiscal years ended December 31, 2013 and December 31, 2012, and through April 23, 2014, the Partnership did not consult with Freed Maxick on any matter that (i) involved the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements, in each case where either a written report or oral advice was provided that Freed Maxick concluded was an important factor considered by the Partnership in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) and the related instructions to Item 304 of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A: CONTROLS AND PROCEDURES

The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Partnership’s management, including the Partnership’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Partnership’s Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Partnership’s disclosure controls and procedures to cause them to become effective.

Management’s Annual Report on Internal Control over Financial Reporting. Management of the Partnership is responsible for establishing and maintaining adequate internal control over reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the Partnership’s internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on that evaluation, management concluded that the Partnership’s internal control over financial reporting was not effective as of December 31, 2013.

     Because of the Partnership’s small size and limited financial resources, there is a limited number of persons, including the Principal Executive Officer and Principal Financial Officer, dealing with all general administrative and financial matters. While management utilizes outside resources when necessary, this lack of segregation of duties, as well as the lack of expertise with certain complex GAAP and SEC reporting matters constitute material weaknesses in financial reporting. These material weaknesses have also resulted in the correction of errors and amended 10-K discussed elsewhere in the document.  At this time, management has decided that given the risks associated with this lack of segregation of duties,  the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate.   In response to these material weaknesses, subsequent to December 31, 2013 management made staffing changes, such as replacing the Controller, and hiring consultants to assist in preparation of the financials. However, these changes have still not completely remediated the material weaknesses identified and reported.

ITEM 9A: CONTROLS AND PROCEDURES (continued)

Our management, including the Principal Executive Officer and Principal Financial Officer, does not expect that the Partnership’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. Subsequent to the date of their most recent evaluation, there have been no changes in the Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Departure of Officer and Director

On October 23, 2014, Judith P. Jayson, President and a member of the Board of Directors (the “Board”) of Realmark Properties, Inc. (the “Corporate General Partner”), the general partner of the Partnership died unexpectedly. Following the vacancy created by Mrs. Jayson’s death, the size of the Board was reduced to three members consisting of Jordan M. Jayson, Matthew P. Iak and Alan J. Laurita.

Appointment of President

On November 6, 2014, the Board appointed Matthew P. Iak as President of the Corporate General Partner following the death of Judith P. Jayson, its former President. There was no prior arrangement or understanding pursuant to which he was appointed as President of the Corporate General Partner. Mr. Iak is the brother-in-law of Jordan M. Jayson.

    Mr. Iak is an officer and director of the Partnership’s property management affiliate, Realmark Corporation. For information regarding any related person transactions involving Mr. Iak and the Partnership, see the note to the Partnership’s consolidated financial statements in Item 8 of this Amended Filing entitled “Related Party Transactions.”

Matthew P. Iak

    Mr. Iak, age 37, was appointed President of the Corporate General Partner on November 6, 2014 and has been a member of the Board since August 2014. He is currently the President of Westmoreland Capital Corporation and an Executive Vice President at U.S. Energy Development Corporation, positions he has held since 2010 and 2013, respectively. Mr. Iak joined U.S. Energy Development Corporation in 2005, following a successful early career as a Vice President of an international money management firm, and bringing with him brokerage experience of managed business in excess of one billion dollars. He is a graduate of Canisius College.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers. At December 31, 2013, the Individual General Partner of the Partnership was Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership’s Corporate General Partner, as of December 31, 2012, are listed below. See Item 9B of this Annual Report on Form 10-K for information about the Partnership’s current officer and directors. Each director is subject to election on an annual basis.

	Title of All Positions Held with	Year First Elected
Name	the Corporate General Partner	to Position
Joseph M. Jayson	Chairman of the Board, President and Treasurer	1979
Judith P. Jayson	Vice President and Director	1979

Joseph M. Jayson and Judith P. Jayson were married to each other.

At December 31, 2013, the Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

Joseph M. Jayson, age 75, was Chairman, Director and sole stockholder of J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson was Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A. Mr. Jayson had been in the real estate business for the last 49 years and was a Certified Property Manager as designated by the Institute of Real Estate Management (“I.R.E.M.”). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Master’s Degree from the University of Buffalo in 1963, and had served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson had for the last 49 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 30 years, Mr. Jayson and an affiliate also engaged in developmental drilling for gas and oil.

Judith P. Jayson, age 73, was Vice President and a Director of Realmark Properties, Inc. She was also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson had been involved in property management for the last 40 years and had extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Audit Committee Disclosure

At December 31, 2013, a separately-designated standing Audit Committee of the Board of Directors of the Corporate General Partner was comprised of Joseph M. Jayson (the “Audit Committee”). Following Mr. Jayson’s death on June 27, 2014, the Board of Directors of the Corporate General Partner no longer maintains a separately-designated audit committee. The Board of Directors of the Corporate General Partner also does not maintain nominating or compensation committees, or other similar committees. Consequently, the Board of Director of the Corporate General Partner does not have audit, nominating, or compensation committee charters. Functions customarily performed by such committees are performed by the Board of Directors of the Corporate General Partner as a whole as our operations are limited and we have a small number of officers and directors. We are not required to maintain such committees under the applicable rules of the OTC Bulletin Board, and the Board of Directors of the Corporate General Partner has no current plans to establish such committees. None of the directors of the Corporate General Partner qualify as an “audit committee financial expert.”

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

Realmark Property Investors Limited Partnership - V
Attention: Investor Relations
2350 North Forest Road
Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 2013 and 2012. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The properties of the Partnership’s subsidiaries are managed by Realmark Corporation, an affiliate of the Partnership’s corporate general partner, for a fee of generally 6% of annual net rental income of the properties. Realmark Corporation and the Corporate General Partner are also reimbursed for disbursements made on behalf of the Partnership. Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled “Related Party Transactions.”

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Engagement: FreedMaxick CPAs, P.C was engaged as the Partnership’s independent auditor for 2013 and Malin, Bergquist & Co., LLP was engaged as the Partnership’s independent auditor for the year 2012 and the first three quarters of 2013. All fees incurred for the years ended December 31, 2013 and 2012 were, to the Partnership’s knowledge, approved by the Audit Committee and were subsequently ratified by the Board of Directors of the Corporate General Partner on behalf of the Partnership in December of 2014.

Audit Fees: Audit fees for the audit of the Partnership’s annual financial statement included in the Partnership’s quarterly reports on Form 10-Q by Malin, Bergquist & Co., LLP for year ended December 31, 2013 amounted to $6,000. Audit fees for audit of the Partnership’s annual financial statements included in the Partnership’s annual report on Form 10-K by Freed Maxick CPAs, P.C for the year ended December 31, 2013 amounted to $18,334.  Audit fees for audit of the Partnership’s annual financial statements included in the Partnership’s annual report on Form 10-K by Malin, Bergquist & Co., LLP for the year ended December 31, 2012 amounted to $11,000.  EFP Rotenberg LLP was also paid $11,000 for the year ended December 31, 2013 and did not issue an audit report.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged EFP Rotenberg, LLP to provide tax filing and compliance services during the years ended December 31, 2013 and 2012. The fees for these services amounted to $5,435 for the years ended December 31, 2013 and 2012.

All Other Fees: None.

For fiscal year 2013, the Audit Committee, to the Partnership’s knowledge, set a policy that all other fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. No other fees related to 2013 were paid by the Partnership to its independent auditors.

The Board of Directors of the Corporate General Partner oversees the Partnership’s financial reporting process. Management has the primary responsibility for the financial statements and the financial reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the Board of Directors of the Corporate General Partner reviewed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Board of Directors of the Corporate General Partner has the sole authority to retain and terminate the Partnership’s independent auditors and approves all fees paid to the independent auditors. The Audit Committee, with respect to fiscal year 2012, and the Board of Directors, with respect to 2013, reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership’s accounting principles and such other matters as are required to be discussed with the Audit Committee or the Board of Directors of the Corporate General Partner, as applicable, under generally accepted auditing standards. In addition, the Board of Directors of the Corporate General Partner has discussed with the independent auditors the auditors’ independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors’ independence.

The Board of Directors of the Corporate General Partner discussed with the Partnership’s independent auditors the overall scope and plans for their audit. The Board of Directors of the Corporate General Partner meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership’s internal controls, and the overall quality of the Partnership’s financial reporting.

In reliance on the reviews and discussions referred to above, the Board of Directors of the Corporate General Partner have approved the inclusion of the Partnership’s audited financial statements in the amendment #1 to the annual report on Form 10-K for the year ended December 31, 2013.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
By: REALMARK PROPERTIES, INC.
its Corporate General Partner

/s/ Matthew P. Iak	December 31, 2014
Matthew P. Iak,	Date
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew P. Iak	December 31, 2014
Matthew P. Iak	Date
President and Director,
(Principal Executive Officer and
Principal Financial Officer)

/s/ Jordan M. Jayson	December 31, 2014
Jordan M. Jayson,	Date
Director

/s/ Alan J. Laurita	December 31, 2014
Alan J. Laurita,	Date
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Realmark Property Investors Limited Partnership - V

We have audited the accompanying consolidated balance sheet of Realmark Property Investors Limited Partnership - V (the Partnership) as of December 31, 2013, and the related consolidated statements of operations, partners’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - V as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Partnership has restated its previously unaudited 2013 financial statements as a result of an error relating to the under accrual of interest and other expenses, resulting in an understatement of net loss and liabilities.

We audited the adjustments described in Note 2 that were applied to restate the consolidated 2012 balance sheet. In our opinion, such adjustments are appropriate and have been properly applied.

As discussed in Note 5 to the consolidated financial statements, the Partnership has had numerous significant transactions with businesses controlled by, and with people who are related to the general partner of the Partnership.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Partnership has a negative equity position and continues to generate negative cash flow from operations. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Freed Maxick, CPAs P.C.
Buffalo, New York

December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM

To the Board of Directors and Partners of
Realmark Property Investors Limited Partnership - V
Getzville, New York

We have audited, before the effects of the restatement discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet of Realmark Property Investors Limited Partnership - V (the Company) as of December 31, 2012, and the related consolidated statements of operations and partners’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the restatement discussed in Note 2 to the consolidated financial statements, present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - V as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the restatement discussed in Note 2 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such restatements are appropriate and have been properly applied. Those restatements were audited by other auditors.

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

Pittsburgh, Pennsylvania
April 1, 2013

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012
Assets	(restated)	(restated)
Property and equipment, at cost:
Land and improvements	$299,744	$299,744
Buildings and improvements	2,029,646	2,016,446
	2,329,390	2,316,190
Less accumulated depreciation	(1,759,295)	(1,678,620)
Net property and equipment	570,095	637,570
Cash	0	236
Accounts receivable, net	1,104	1,927
Other assets	0	6,549
Total assets	$571,199	$646,282
Liabilities and Partners' Deficit
Liabilities:
Senior secured loan and accrued interest payable to affiliated party	$1,647,832	$1,521,076

Payables to affiliated parties, including accrued interest	1,763,473	1,534,118
Accounts payable and accrued expenses	140,210	148,512
Note payable and accrued interest	121,274	112,507
Security deposits and prepaid rents	27,474	25,920
Total liabilities	3,700,263	3,342,133
Partners' deficit:
General partners	(275,602)	(262,606)
Limited partners	(2,853,462)	(2,433,245)
Total partners' deficit	(3,129,064)	(2,695,851)
Total liabilities and partners' deficit	$571,199	$646,282

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Consolidated Statements of Operations
Years ended December 31, 2013 and 2012

	2013	2012
	(restated)
Income:
Rental	$383,111	$303,168
Interest and other	1,053	3,416
Total income	384,164	306,584
Expenses:
Property operations	407,425	332,264
Interest to affiliates	225,274	128,104
Interest Expense other	8,767	2,922
Administrative:
Affiliates	59,406	45,652
Other	35,829	69,146
Depreciation expense	80,676	82,746
Total expenses	817,377	660,834
Net loss	$(433,213)	$(354,250)
Net loss per limited partnership unit	$(20.01)	$(16.36)
Weighted average number of limited partnership units outstanding	21,002.80	21,002.80

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Consolidated Statements of Partners’ Deficit
Years ended December 31, 2013 and 2012

		Limited Partners
	General Partners	Units	Amount
Balances at December 31, 2011	(251,978)	21,002.80	(2,089,623)
Net loss	(10,628)		(343,622)
Balances at December 31, 2012	$(262,606)	21,002.80	$(2,433,245)
Net loss (restated)	(12,996)		(420,217)
Balances at December 31, 2013 (restated)	(275,602)	21,002.80	(2,853,462)

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Consolidated Statements of Cash Flows
Years ended December 31, 2013 and 2012

	2013	2012
	(restated)	(restated)
Cash flows from operating activities:
Net loss	$(433,213)	$(354,250)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	80,676	82,746
Changes in:
Accounts receivable	822	246
Other assets	6,549	(3,037)
Accounts payable, accrued expenses and payable to affiliates	131,302	197,907
Accrued interest payable	225,274	128,340
Security deposits and prepaid rents	1,554	(6,202)
Net cash provided by operating activities	12,964	45,750

Cash flows from investing activities:
Additions to property and equipment	(13,200)	(46,324)
Cash flows from financing activities:	0	0

Net decrease in cash and equivalents	(236)	(574)
Cash and equivalents at beginning of year	236	810
Cash and equivalents at end of year	$0	$236

Non-cash financing activities:
Conversion of Accounts Payable to Note Payable	0	109,585
Cash paid for interest	0	-

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

In 1986 and 1987, the Partnership sold, through a public offering, 21,002.8 units of limited partnership interest for $20,999,800. At December 31, 2013, the general partners were Realmark Properties, Inc. (the Corporate General Partner) and Joseph M. Jayson (the Individual General Partner) who was the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. J.M. Jayson & Company also owns 1.6423 units of limited partnerships units. Joseph M. Jayson passed away on June 27, 2014. A successor Individual General Partner was not appointed following Mr. Jayson’s death.

      Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the  Partnership (note 5).

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Partnership has experienced negative cash flows from operations in recent years, and had an accumulated partners’ deficit at December 31, 2013 of approximately $3.1 million. The Partnership has funded its activities in recent years generally with advances from affiliated parties. Management intends to meet its operating cash flow requirements by increasing the occupancy of the Partnership’s real estate asset, and preparing the property for a sale at a reasonable price. Until the property achieves a break-even cash flow, advances from affiliates will be required to maintain operations. While management believes that it will be successful in obtaining increased occupancy and selling the property, the Partnership cannot be certain that it will be able to obtain these objectives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Upon completion of the audit, the accompanying financial statements have been restated for 2013 from the unaudited version previously made available to reflect additional adjustments and reclassifications. The primarily changes include $159,000 of additional interest expenses and charges from related parties.

(2)	Restatement of Consolidated Financial Statements

We have restated our Consolidated Balance Sheet at December 31, 2013 and 2012 and our Consolidated Statements of Operations, Partner’s Deficit and Cash Flows for the year ended December 31, 2012 as applicable for the accrual of portfolio management expenses and interest expense. The cumulative adjustments to correct the consolidated financial statements for all periods prior to December 31, 2013 were immaterial and are recorded as adjustments to interest expense for the year ended December 31, 2013. The cumulative effect of those adjustments increased previously reported interest expense and affiliated administrative expenses increasing the Net Loss for the year ended December 31, 2013 by $160,000. On the balance sheet for December 31, 2013, the liabilities of the partnership have been adjusted by approximately, $160,000 after netting out the reclassification of and elimination of the amount previously shown on the accrued interest line with the payable to affiliates line.

The summary impacts of the restatement adjustments on the Company’s previously reported consolidated net income for the year ended December 31, 2013 (in thousands):
Year ended
December 31,
2013
Net Loss - Previously reported	$(273)
Interest Expense	(127)
Portfolio Management Expenses	(33)
Net Loss - Restated	$(433)

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(2)	Restatement of Consolidated Financial Statements, Continued

The impact of the restatement on the previously issued consolidated balance sheet as of December 31, 2013 and 2012 and our consolidated statements of operations and cash flows for the fiscal year ended December 31, 2013 as applicable is as follows:

Consolidated Balance Sheets	As reported Dec. 31, 2013	As reported Dec. 31, 2012	Adjustment Dec. 31, 2013	Adjustment Dec. 31, 2012	Restated Dec. 31, 2013	Restated Dec. 31, 2012
Property and equipment, at cost:
Land and improvements	299,744	299,744	(0)	(0)	299,744	299,744
Buildings and improvements	2,029,646	2,016,446	(0)	(0)	2,029,646	2,016,446
Gross Property and equipment	2,329,390	2,316,190	(0)	(0)	2,329,390	2,316,190
Less accumulated depreciation	(1,759,295)	(1,678,620)	(0)	(0)	(1,759,295)	(1,678,620)
Net property and equipment	570,095	637,570	(0)	0	570,095	637,570
Cash	—	236	—	(0)	—	236
Accounts receivable, net	1,105	1,927	(0)	(0)	1,104	1,927
Other assets	1,031	6,549	(1,031)	0	—	6,549
Total assets	572,230	646,282	(1,031)	(0)	571,199	646,282
Liabilities:
Senior secured loan and accrued interest payable to affiliated party	1,358,043	1,521,076	289,789	(0)	1,647,832	1,521,076
Payables to affiliated parties	1,379,327	1,069,345	384,146	464,773	1,763,473	1,534,118
Accounts payable and accrued expenses	196,838	148,512	(56,628)	(0)	140,210	148,512
Accrued interest payable to affiliated parties	464,773	464,773	(464,773)	(464,773)	—	—
Note payable and accrued interest	114,699	112,507	6,575	0	121,274	112,507
Security deposits and prepaid rents	27,474	25,920	0	0	27,474	25,920
Total liabilities	3,541,154	3,342,133	159,109	(0)	3,700,263	3,342,133
Partners deficit:
General partners	(270,798)	(262,606)	(4,804)	—	(275,602)	(262,606)
Limited partners	(2,698,126)	(2,433,245)	(155,336)	(0)	(2,853,462)	(2,433,245)
Total partners deficit	(2,968,924)	(2,695,851)	(160,140)	(0)	(3,129,064)	(2,695,851)
Total liabilities and partners’ deficit	572,230	646,282	(1,031)	(0)	571,199	646,282

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(2)	Restatement of Consolidated Financial Statements, Continued

	As reported	Adjustment	Restated	As reported
	12 Months Ended	12 Months Ended	12 Months Ended	12 Months Ended
Consolidated Statements of Operations	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2012
Income Statement
Rental	$381,661	1,450	383,111	303,168
Interest and other	2,503	(1,450)	1,053	3,416
Total Income	384,164	(0)	384,164	306,584
Property operations	402,866	4,559	407,425	332,264
Interest to affiliates	98,518	126,756	225,274	128,104
Interest Expense other	2,192	6,575	8,767	2,922
Affiliates	33,337	26,069	59,406	45,652
Other	39,648	(3,819)	35,829	69,147
Depreciation expense	80,676	(0)	80,676	82,746
Total Expenses	657,237	160,140	817,377	660,834
Net Loss	$(273,073)	(160,140)	(433,213)	(354,250)
Net loss per limited partnership unit	$(12.61)	(7.40)	(20.01)	(16.36)
Weighted average number of limited partnership units outstanding	21,002.80	—	21,002.80	21,002.80

	As Reported	Adjustment	Restated	As Reported
	12 Months Ended	12 Months Ended	12 Months Ended	12 Months Ended
Consolidated Statements of Partners Deficit	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2012
Beginning Balance	(2,695,851)		(2,695,851)	(2,341,601)
Net Loss	(273,073)	(160,140)	(433,213)	(354,250)
Ending Balance	(2,968,924)	(160,140)	(3,129,064)	(2,695,851)
General Partners
Beginning Balance	(262,606)	—	(262,606)	(251,978)
Net Loss	(8,192)	(4,804)	(12,996)	(10,628)
Ending Balance	(270,798)	(4,804)	(275,602)	(262,606)
Limited Partner
Beginning Balance	(2,433,245)		(2,433,245)	(2,089,623)
Beginning Balance (in unit)	21,002.80	—	21,002.80	21,002.80
Net Loss	(264,881)	(155,336)	(420,217)	(343,622)
Ending Balance	(2,698,126)	(155,336)	(2,853,462)	(2,433,245)
Ending Balance (in unit)	21,002.80		21,002.80	21,002.80

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(2)	Restatement of Consolidated Financial Statements, Continued

	As reported	As reported	Adjustment	Adjustment	Restated	Restated
Consolidated Statements of	12 Months Ended		12 Months Ended		12 Months Ended
Cash Flows	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012
Cash Flows from operating activities
Net Loss	(273,073)	(354,250)	(160,140)	—	(433,213)	(354,250)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	80,676	82,746	(0)	(0)	80,676	82,746
Accounts receivable	823	246	(1)	—	822	246
Other Assets	5,518	(3,037)	1,031	—	6,549	(3,037)
Accounts payable and accrued expenses	48,325	(44,505)	82,977	242,412	131,302	197,907
Accrued interest payable	2,192	42,252	223,082	86,088	225,274	128,340
Security deposits and prepaid rents	1,554	(6,202)	(0)	—	1,554	(6,202)
Net cash provided by (used in) operating activities	(133,985)	(282,750)	146,949	328,500	12,964	45,750
Cash flows investing activities
Additions to property and equipment	(13,200)	(46,324)	—	—	(13,200)	(46,324)
Net Cash Provided by (Used in) Financing Activities
Payables to affiliated parties	146,949	328,500	(146,949)	(328,500)	0	—
Net increase (decrease) in cash	(236)	(574)	0	(0)	(236)	(574)
Cash at beginning of year	236	810	(0)	—	236	810
Cash at end of year	—	236	(0)	(0)	(0)	236
Non-cash financing activities:
Conversion of Accounts Payable to Note Payable	—	109,585	—	—	—	109,585
Cash paid for interest	—	—	—	—	—	—

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(3)	Summary of Significant Accounting Policies

(a)	Basis of Accounting and Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Partnership and its two subsidiaries that are wholly-owned:

i.	Realmark Camelot, LLC, a dormant company.

ii.	Realmark Commercial, LLC that owns an approximately 35,000 square foot building in Commercial Park West located in Durham, North Carolina.

(b)	Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(c) Receivables and Bad Debt

The Partnership uses the allowance method for uncollectible accounts. Charges to this account are made on a case-by-case basis. Increases or decreases to the allowance are charged to bad debt expense. At December 31, 2013 and 2012, bad debt expense amounted to $0. The allowance for doubtful accounts amounted to $43,900 at December 31, 2013 and 2012.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Notes to Consolidated Financial Statements, Continued

(3)	Summary of Significant Accounting Policies, Continued

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

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets at December 31, 2013 and 2012, no impairment in value has been recognized.

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

Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year. There are no potentially dilutive instruments outstanding.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Notes to Consolidated Financial Statements, Continued

(3)	Summary of Significant Accounting Policies, Continued

(i)	Fair Value of Financial Instruments

Due to their short-term nature and interest rates that approximate market rates, the fair value of the Partnership’s financial instruments approximated their carrying values at December 31, 2013 and 2012.

(k)	Income Allocation and Distributable Cash Flow

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

The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership’s properties (note 3 and 7), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. After payment of outstanding obligations, it is anticipated that there will not be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners.

(l)	Income Taxes

As a limited partnership, the Company's taxable income or loss is allocated to members in accordance with their respective percentage ownership. Therefore, no provision or liability for income taxes has been included in the financial statements.

Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by taxing authorities. Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state, or local tax authorities for years before 2010.

(l)	Segment Information

The Partnership’s operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

(m)	Reclassifications

Certain 2012 amounts have been reclassified to be consistent with the 2013 presentation. This change had no effect on previously reported current assets, current liabilities or net loss.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Notes to Consolidated Financial Statements, Continued

(4) Investments in Real Estate

Effective January 1, 2001, the Partnership entered into a plan to dispose of the property Commercial Park West. The carrying value of the assets of Commercial Park West amounted to $570,095 and $637,570 at December 31, 2013 and 2012, respectively. The property generated a net loss of $433,213 and $354,250 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, based on market conditions, there was not an active program in place to sell the assets and they were not being actively marketed for sale. Accordingly, the assets have not been classified as assets held for sale. Subsequent to December 31, 2013, a real estate agent was retained and the assets are being actively marketed and a subsequent sale is probable. Accordingly, the classification is expected to change for the year ended December 31, 2014.

(5) Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items for the year ended December 31, 2013 and 2012 is as follows:

	2013	2012
Property management fees based on a percent-
age (generally 6%) of the rental income	$26,146	$17,652
Reimbursement for cost of services to the
Partnership that include investor relations,
marketing of properties, professional fees,
communications, supplies, accounting,
printing, postage and other items	33,260	28,000
	$59,406	$45,652

In addition to the above, other property specific expenses incurred by affiliates such as payroll, benefits, etc., amounting to $151,627 are charged to property operations on the Partnership’s consolidated statements of operations. Certain payables to affiliated parties are payable on demand and bear interest at 8% in 2013 and 2012.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
Notes to Consolidated Financial Statements, Continued

(5) Related Party Transactions, (Continued)

Payable to Affiliated Parties

Payable to affiliates amounted to $ 3,411,305 and $ 3,055,194 at December 31, 2013 and 2012, respectively. Of this amount, $1,066,719 is payable to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the Partnership agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of the remaining building at Commercial Park West, 2327 Englert Drive, which is currently being marketed for sale. As of December 31, 2013 and 2012, accrued interest from this agreement, totaled $ 591,529 and $464,773, respectively. J.M. Jayson & Company, Realmark Properties, Inc. and other subsidiaries of J.M. Jayson and Company have advanced additional amounts to the Partnership and deferred collection of amounts owed for services to fund working capital needs. These advances bear interest at the rate of 8% and amount to $1,763,473 and $1,534,118 as of December 31, 2013 and 2012, respectively, including accrued interest. Total interest expense incurred on amounts owed to affiliated parties for the years ended December 31, 2013 and 2012 was $225,274 and $128,104, respectively.

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

In connection with the operation of Commercial Park West, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 4 years. Future rentals to be received on non-cancelable operating leases with terms of more than one year are as follows:

2014	$341,417
2015	105,925
2016	28,773
$476,115

(7)	Notes Payable

The Partnership has a note payable outstanding to a third party related to services provided for $109,585 plus accrued interest of $11,689 at December 31, 2013 and $2,922 at December 31, 2012. Subsequent to December 31, 2013, this obligation was settled.

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