Form 10-Q
period 2014-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2015-07-08
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ]  No [X]

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2014	December 31, 2013

Property and equipment, at cost:
Land and improvements	$299,744	$299,744
Buildings and improvements	2,029,646	2,029,646
	2,329,390	2,329,390
Less accumulated depreciation	(1,779,574)	(1,759,295)
Net property and equipment	549,816	570,095
Accounts receivable, net	2,974	1,105
Other assets	4,786	-
Total assets	$557,576	$571,200
Liabilities and Partners' Deficit
Liabilities:
Senior secured loan and accrued interest payable to affiliated party	$1,668,958	$1,647,832
Payables to affiliated parties, including accrued interest	1,947,763	1,763,473
Accounts payable and accrued expenses	117,784	140,211
Note payable and accrued interest	-	121,274
Security deposits and prepaid rents	31,426	27,474
Total liabilities	3,765,931	3,700,264
Partners' deficit:
General partners	(277,981)	(275,602)
Limited partners	(2,930,374)	(2,853,462)
Total partners' deficit	(3,208,355)	(3,129,064)
Total liabilities and partners' deficit	$557,576	$571,200

See accompanying notes to the financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

Consolidated Statements of Operations
for the three months ended March 31, 2014 and 2013
(Unaudited)

	2014	2013 Restated
Income:
Rental	$ 107,413	$ 87,499
Interest and other	27,505	321
Total income	134,918	87,820
Expenses:
Property operations	117,396	87,304
Interest to affiliates	50,439	88,008
Interest expense other	-	2,192
Administrative:
Affiliates	10,132	12,835
Other	15,963	12,136
Depreciation expense	20,279	20,331
Total expenses	214,209	222,806
Net loss	$ (79,291)	$ (134,986)
Net loss per limited partnership unit	$ (3.66)	$ (6.23)
Weighted average number of limited partnership
units outstanding	21,002.80	21,002.80

See accompanying notes to Consolidated Financial Statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

Consolidated Statements of Cash Flows
for the three months ended March 31, 2014 and 2013
(Unaudited)
	2014	2013
		(restated)
Cash flows from operating activities:
Net loss	$(79,291)	$(134,986)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	20,279	20,331
Changes in:
Accounts receivable	(1,870)	1,436
Other assets	(4,786)	1,570
Accounts payable, accrued expenses and payable to affiliates	32,951	46,547
Accrued interest payable	28,765	63,378
Security deposits and prepaid rents	3,952	1,488
Net cash used in operating
activities	-	(236)
Net increase (decrease) in cash and equivalents	-	(236)
Cash at beginning of period	-	236
Cash at end of period	$-	$-
Cash paid for interest	$-	$-
Non-cash financing activities: Increase in affiliate advance for note payable settled on Partnership’s behalf	$99,600	$-
See accompanying notes to Consolidated Financial Statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Notes to Consolidated Financial Statements
Three Months ended March 31, 2014 and 2013

(1)	Formation & Operation of Partnership

Realmark Property Investors Limited Partnership - V (the Partnership) is a Delaware limited partnership formed on February 28, 1986, to invest in a diversified portfolio of income-producing real estate investments.

In 1986 and 1987, the Partnership sold, through a public offering, 21,002.8 units of limited partnership interest for $20,999,800. At December 31, 2013, the general partners were Realmark Properties, Inc. (the Corporate General Partner) and Joseph M. Jayson (the Individual General Partner) who was the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. J.M. Jayson & Company also owns 1.6423 units of limited partnerships units. Joseph M. Jayson passed away on June 27, 2014. A successor Individual General Partner was not appointed following Mr. Jayson’s death. Refer to Item 9B: Other Information in the December 31, 2013 Form 10K/A for further background on the changes in Corporate General Partner’s Board and Management. Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

(2)	Restatement of Consolidated Financial Statements

The accompanying consolidated financial statements have been restated for March 31, 2013 from the unaudited version previously made available to reflect additional adjustments and reclassifications. The nature of these adjustments are discussed in detail in the 2013 Form 10 K/A.

The summary impacts of the restatement adjustments on the Company’s previously reported consolidated net loss for the three months ended March 31, 2013 (in thousands):
March 31, 2013
Net Loss - Previously reported	$(72)
Interest Expense	(63)
Net Loss - Restated	$(135)

(3)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Notes to Consolidated Financial Statements
Three Months ended March 31, 2014 and 2013

The Partnership’s significant accounting policies are set forth in its December 31, 2013 Form 10-K/A. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included therein. The interim results should not be considered indicative of the annual results.

(b)	Going Concern

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Partnership has experienced negative cash flows from operations in recent years, and had an accumulated partners’ deficit at March 31, 2014 of approximately $3.2 million. The Partnership has funded its activities in recent years generally with advances from affiliated parties. Management intends to meet its operating cash flow requirements by increasing the occupancy of the Partnership’s real estate asset, and preparing the property for a sale at a reasonable price. Until the property achieves a break-even cash flow, advances from affiliates will be required to maintain operations. While management believes that it will be successful in obtaining increased occupancy and selling the property, the Partnership cannot be certain that it will be able to obtain these objectives. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(c)	Fair Value of Financial Instruments

Due to their short-term nature and interest rates that approximate market rates, the fair value of the Partnership’s financial instruments approximated their carrying values at March 31, 2014 and December 31, 2013.

(d)	Property and Equipment

Two of the three buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006. The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000. At March 31, 2014, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West.

(4)	Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items for the quarter ended March 31, 2014 and 2013 is as follows:
	2014	2013
Property management fees based on a percent-
age (generally 6%) of the rental income	$6,387	$5,335
Reimbursement for cost of services to the
Partnership that include investor relations,
marketing of properties, professional fees,
communications, supplies, accounting,
printing, postage and other items	3,745	7,500
	$10,132	$12,835

 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Notes to Consolidated Financial Statements
Three Months ended March 31, 2014 and 2013

In addition to the above, other property specific expenses incurred by affiliates such as payroll, benefits, etc., amounting to $32,981 are charged to property operations on the Partnership’s consolidated statements of operations. Certain payables to affiliated parties are payable on demand and bear interest at 8% in 2014 and 2013.

Payable to Affiliated Parties

Payable to affiliates amounted to $3,616,721 and $3,411,305 at March 31, 2014 and December 31, 2013, respectively. Of this amount, $1,066,719 is payable to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the Partnership agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of the remaining building at Commercial Park West, 2327 Englert Drive, which is currently being marketed for sale. As of March 31, 2014 and December 31, 2013, accrued interest from this agreement, totaled $612,655 and $591,529, respectively. J.M. Jayson & Company, Realmark Properties, Inc. and other subsidiaries of J.M. Jayson and Company have advanced additional amounts to the Partnership and deferred collection of amounts owed for services to fund working capital needs. These advances bear interest at the rate of 8% and amount to $1,947,763 and $1,763,473 as of March 31, 2014 and December 31, 2013, respectively, including accrued interest. Included in payable to affiliates at March 31, 2014 is $99,600 that was borrowed from an affiliate to settle a note payable to a third party.  The third party note and accrued interest aggregating to $121,274 at December 31, 2013 were settled for payments aggregating $99,600, resulting in a gain of $21,674, included in other income.  The advance does not bear interest.  Total interest expense incurred on amounts owed to affiliated parties for the quarters ended March 31, 2014 and 2013 was $50,439 and $88,008, respectively.

(5)	Investments in Real Estate

Effective January 1, 2001, the Partnership entered into a plan to dispose of the property Commercial Park West. The carrying value of the assets of Commercial Park West amounted to $549,816 and $570,095 at March 31, 2014 and December 31, 2013, respectively. The property generated a net loss of $79,291 and $134,986 for the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014 and 2013 based on market conditions, there was not an active program in place to sell the assets and they were not being actively marketed for sale.  Accordingly, the assets have not been classified as assets held for sale.  Subsequent to March 31, 2014, a real estate agent was retained and the assets are being actively marketed and a subsequent sale is probable.  Accordingly, the classification is expected to change for the year ended December 31, 2014.

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

 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Notes to Consolidated Financial Statements
Three Months ended March 31, 2014 and 2013

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Management Discussion and Analysis
Three Months ended March 31, 2014 and 2013

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
Effective January 1, 2001, the Partnership has been operating under the order referenced in Part II, Item 1. The partnership has held minimal cash since 2006, when a mortgage was repaid with proceeds from the sale of a portion of Commercial Park West and proceeds from advances from affiliated parties, aggregate amounts outstanding to affiliates for this advance and others amounted to $3,616,721 and $3,411,305 at March 31, 2014 and December 31, 2013, respectively.  The Partnership made no distributions to partners in 2014 or 2013. In connection with the pending sale of the Partnership’s properties, it is anticipated that there will be no future distributions of net cash flow from operations. If there are any distributions as a result of the eventual sale itself they will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Part II, Item 1) and any outstanding liabilities incurred with regard to the sale of the Partnership’s properties.

Subsequent to March 31, 2014, management has retained national representation to market the Commercial Park West property for sale at a price that is reasonable in relation to its current market value. While the remaining property has been actively managed during a period of depressed real estate values, the sale of the asset is probable and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. As a result, the accounting is expected to change to show the property as an asset as held for sale. This does not impact the accounting treatment of the property as of the date of these consolidated financial statements.

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

Results of Operations

As compared to the first three months of 2013, the Partnership’s loss decreased approximately $56,000 from a loss of approximately $135,000 in 2013 to a loss of approximately $79,000 in 2014.

As compared to the first three months of 2013, income at Commercial Park West increased approximately $37,000 for the three months ended March 31, 2014 due to an increase in rental income and interest and other income.

As compared to the first three months of 2013, total expenses decreased in the first quarter of 2014 by approximately $19,000.  Property operating expenses have increased by approximately $30,000 in the first three months of 2014 due primarily to repairs and maintenance of the HVAC, roofing and landscaping.  The affiliated and other administrative expenses are less by approximately $3,000 and $6,000, respectively, compared to March 2013.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Management Discussion and Analysis
Three Months ended March 31, 2014 and 2013

PART I - Item  4.   Controls and Procedures

The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Partnership’s management, including the Partnership’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, the Partnership’s Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Partnership’s disclosure controls and procedures to cause them to become effective.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership’s settlement of this litigation is described in its Annual Report on Form 10-K/A for the year ended December 31, 2013.

Item 5. Other Information

(a)	Reports on Form 8-K None.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Three Months ended March 31, 2014 and 2013

Item 6.  Exhibits

31.	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - V

/s/ Matthew P. Iak
Matthew P. Iak
Date: July 8, 2015	Principal Executive Officer and
Principal Financial Officer