Form 10-Q
period 2014-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2015-07-08
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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
Item 1 - Financial Statements
Consolidated Balance Sheets Six Months ended June 30, 2014 and 2013
(Unaudited)

Assets	June 30, 2014	December 31, 2013

Property and equipment, at cost:
Land and improvements	$ 299,744	$ 299,744
Buildings and improvements	2,029,656	2,029,646
	2,329,400	2,329,390
Less accumulated depreciation	(1,800,685)	(1,759,295)
Net property and equipment	528,715	570,095
Cash	7,770	-
Accounts receivable, net	1,074	1,105
Other assets	8,907	-
Total assets	$ 546,466	$ 571,200
Liabilities and Partners' Deficit
Liabilities:
Senior secured loan and accrued interest payable to affiliated party	$ 1,690,084	$ 1,647,832
Payables to affiliated parties, including accrued interest	1,995,932	1,763,473
Accounts payable and accrued expenses	104,120	140,211
Note payable and accrued interest	-	121,274
Security deposits and prepaid rents	39,343	27,474
Total liabilities	3,829,479	3,700,264
Partners' deficit:
General partners	(280,221)	(275,602)
Limited partners	(3,002,792)	(2,853,462)
Total partners' deficit	(3,283,013)	(3,129,064)
Total liabilities and partners' deficit	$ 546,466	$ 571,200

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013 (restated)	2014	2013 (restated)
Income:
Rental	$ 117,275	$ 93,520	$ 224,688	$ 181,019
Interest and other	428	539	17,948	860
Total income	117,703	94,059	242,636	181,879
Expenses:
Property operations	99,329	103,633	216,725	190,937
Interest to affiliates	51,538	45,756	101,978	133,763
Interest Expense other	-	-	-	2,192
Administrative:
Affiliates	9,864	12,503	19,996	25,337
Other	10,518	7,497	16,494	19,634
Depreciation expense	21,111	20,141	41,391	40,472
Total expenses	192,360	189,530	396,584	412,335
Net loss	$ (74,657)	$ (95,471)	$ (153,948)	$ (230,456)
Net loss per limited partnership unit	$ (3.45)	$ (4.41)	$ (7.11)	$ (10.64)
Weighted average number of limited partnership
units outstanding	21,002.80	21,002.80	21,002.80	21,002.80

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

Consolidated Statements of Cash Flows
for the six months ended June 30, 2014 and 2013
(Unaudited)
	2014	2013
		(restated)
Cash flows from operating activities:
Net loss	$(153,948)	$(230,456)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	41,391	40,472
Changes in:
Accounts receivable	30	1,068
Other assets	(8,907)	3,867
Accounts payable, accrued expenses and payable to affiliates	37,032	111,880
Accrued interest payable	80,304	84,504
Security deposits and prepaid rents	11,868	1,629
Net cash provided by (used in) operating
activities	7,770	12,964
Cash flows from investing activities -
additions to property and equipment	-	(13,200)
Net increase (decrease) in cash and equivalents	7,770	(236)
Cash at beginning of period	-	236
Cash at end of year period	$7,770	$-
Cash paid for interest	$-	$-
Non-cash financing activities increase in
affiliate advance for the note settled on Partnership's behalf	$99,600	$-

See accompanying notes to Consolidated Financial Statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Notes to the Consolidated Financial Statements
Six Months ended June 30, 2014 and 2013

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

(2)	Restatement of Consolidated Financial Statements

The accompanying consolidated financial statements have been restated for June 30, 2013 from the unaudited version previously made available to reflect additional adjustments and reclassifications. The nature of these adjustments are discussed in detail in the 2013 Form 10 K/A.

The summary impacts of the restatement adjustments on the Company’s previously reported consolidated net loss for the three and six months ended June 30, 2013 (in thousands):

	Three months ended June 30, 2013	Six months ended June 30, 2013
Net Loss - Previously reported	$ (74)	$ (145)
Interest Expense	(21)	(85)
Net Loss - Restated	$ (95)	$ (230)

(3)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Notes to the Consolidated Financial Statements
Six Months ended June 30, 2014 and 2013

statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included.

The Partnership’s significant accounting policies are set forth in its December 31, 2013 Form 10-K/A. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included therein. The interim results should not be considered indicative of the annual results.

(b)	Going Concern

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Partnership has experienced negative cash flows from operations in recent years, and had an accumulated partners’ deficit at June 30, 2014 of approximately $3.2 million. The Partnership has funded its activities in recent years generally with advances from affiliated parties. Management intends to meet its operating cash flow requirements by increasing the occupancy of the Partnership’s real estate asset, and preparing the property for a sale at a reasonable price. Until the property achieves a break-even cash flow, advances from affiliates will be required to maintain operations. While management believes that it will be successful in obtaining increased occupancy and selling the property, the Partnership cannot be certain that it will be able to obtain these objectives. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(c)	Fair Value of Financial Instruments

Due to their short-term nature and interest rates that approximate market rates, the fair value of the Partnership’s financial instruments approximated their carrying values at June 30, 2014 and December 31, 2013.

(d)	Property and Equipment

Two of the six buildings of the office complex known as Commercial Park West in Durham, North Carolina were sold in December 2006. The mortgage on the buildings was paid off in the amount of $5,606,725 at the closing date with the sales proceeds and an advance from an affiliate in the amount of $790,000. At June 30, 2014, the Partnership owned and operated the one remaining building at the complex known as Commercial Park West.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Notes to the Consolidated Financial Statements
Six Months ended June 30, 2014 and 2013

(4)	Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items for the six months ended June 30, 2014 and 2013 is as follows:
	2014	2013
Property management fees based on a percent-
age (generally 6%) of the rental income	$12,872	$10,337
Reimbursement for cost of services to the
Partnership that include investor relations,
marketing of properties, professional fees,
communications, supplies, accounting,
printing, postage and other items	7,124	15,000
	$19,996	$25,337

In addition to the above, other property specific expenses incurred by affiliates such as payroll, benefits, etc., amounting to $60,038 are charged to property operations on the Partnership’s consolidated statements of operations. Certain payables to affiliated parties are payable on demand and bear interest at 8% in 2014 and 2013.

Payable to Affiliated Parties

Payable to affiliates amounted to $ 3,586,416 and $ 3,411,305 at June 30, 2014 and December 31, 2013, respectively. Of this amount, $1,066,719 is payable to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the Partnership agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of the remaining building at Commercial Park West, 2327 Englert Drive, which is currently being marketed for sale. As of June 30, 2014 and December 31, 2013, accrued interest from this agreement, totaled $ 633,782 and $591,529, respectively. J.M. Jayson & Company, Realmark Properties, Inc. and other subsidiaries of J.M. Jayson and Company have advanced additional amounts to the Partnership and deferred collection of amounts owed for services to fund working capital needs. These advances bear interest at the rate of 8% and amount to $1,896,332 and $1,763,473 as of June 30, 2014 and December 31, 2013, respectively, including accrued interest. Included in payable to affiliates at June 30, 2014 is $99,600 that was borrowed from an affiliate to settle a note payable to a third party. The third party note and accrued interest aggregating to $121,274 at December 31, 2013 were settled for payments aggregating $99,600, resulting in a gain of $21,674, included in other income. The advance does not bear interest. Total interest expense incurred on amounts owed to affiliated parties for the six months ended June 30, 2014 and 2013 was $101,978 and $133,763, respectively.

(5)	Investments in Real Estate

Effective January 1, 2001, the Partnership entered into a plan to dispose of the property Commercial Park West. The carrying value of the assets of Commercial Park West amounted to $528,715 and $570,095 at June 30, 2014 and December 31, 2013, respectively. The property generated a net loss of $153,948 and $230,456 for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014 and 2013 based on market conditions, there was not an active program in place to sell the assets and they were not being actively marketed for sale.  Accordingly, the assets have not been classified as assets held

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Notes to the Consolidated Financial Statements
Six Months ended June 30, 2014 and 2013

for sale.  Subsequent to June 30, 2014, a real estate agent was retained and the assets are being actively marketed and a subsequent sale is probable.  Accordingly, the classification is expected to change for the year ended December 31, 2014.

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
Six Months ended June 30, 2014 and 2013

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Effective January 1, 2001, the Partnership has been operating under the order referenced in Part II, Item 1. The partnership has held minimal cash since 2006, when a mortgage was repaid with proceeds from the sale of a portion of Commercial Park West and proceeds from advances from affiliated parties, aggregate amounts outstanding to affiliates for this advance and others amounted to $3,586,416 and $3,411,305 at June 30, 2014 and December 31, 2013, respectively.  The Partnership made no distributions to partners in 2014 or 2013. In connection with the pending sale of the Partnership’s properties, it is anticipated that there will be no future distributions of net cash flow from operations. If there are any distributions as a result of the eventual sale itself they will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Part II, Item 1) and any outstanding liabilities incurred with regard to the sale of the Partnership’s properties.

Subsequent to June 30, 2014, management has retained national representation to market the Commercial Park West property for sale at a price that is reasonable in relation to its current market value. While the remaining property has been actively managed during a period of depressed real estate values, the sale of the asset is probable and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. As a result, the accounting is expected to change to show the property as an asset as held for sale. This does not impact the accounting treatment of the property as of the date of these consolidated financial statements. Limited partners should be aware that it is possible that they will receive an allocation of income from gain on sale of properties on which they will be required to pay income taxes and there is no assurance that cash distributions from the sale of the properties will be sufficient to satisfy these obligations.

Except as described above and in the consolidated financial statements, the general partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Results of Operations

As compared to the first six months of 2013, the Partnership’s loss decreased approximately $76,000 from a loss of approximately $230,000 in 2013 to a loss of approximately $154,000 in 2014.

As compared to the first six months of 2013, income at Commercial Park West increased approximately $44,000 and $17,000 for the six months ended June 30, 2014 due to an increase in rental income and interest and other income, respectively.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Management Discussion and Analysis
Six Months ended June 30, 2014 and 2013

As compared to the first six months of 2013, total expenses decreased by approximately $16,000.  Property operating expenses have increased by approximately $26,000 in the first six months of 2014 due primarily to repairs and maintenance of the HVAC, roofing and landscaping.  The affiliated and other administrative expenses are less by approximately $5,000 and $3,000, respectively, compared to June 2013.

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
Six Months ended June 30, 2014 and 2013

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