Form 10-K
period 2014-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2016-02-19
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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
(Address of Principal Executive Office)

Registrant's Telephone Number, including area code: (716) 636-9090

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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ ] Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 45 of Regulation S-T (par. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ] Yes   [X] No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

PART I

ITEM 1: BUSINESS

    The Registrant, Realmark Property Investors Limited Partnership - V (the "Partnership"), is a Delaware limited partnership organized in 1986, pursuant to an Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), under the Revised Delaware Uniform Limited Partnership Act. At December 31, 2013, the Partnership's General Partner is Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation.

    Joseph M. Jayson served as individual general partner of the Partnership (the "Individual General Partner") along with the Corporate General Partner until he passed away on June 27, 2014. A successor Individual General Partner was not appointed following Mr. Jayson's death.

    The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on July 14, 1986, and concluded the offering on October 31, 1987, having raised a total of $20,999,800 before deducting sales commissions and expenses of the offering.

The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2014 and 2013, the Partnership, either directly or through wholly owned subsidiary companies, owned an approximately 35,000 square foot building in Durham, North Carolina (Commercial Park West).

The Partnership made the decision to adopt the liquidation basis of accounting on December 31, 2014 as a result of the Partnership beginning to actively market their property for sale in the fourth quarter of calendar year 2014.  As of the filing of this report, the Partnership has not executed an agreement to sell the property.

The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2014, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2014 were employees of the Corporate General Partner or its affiliates.

The percent of total Partnership revenue generated by Commercial Park West was 100% for 2014 and 2013.

This annual report contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements. Such statements may not ultimately turn out

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

ITEM 1A: RISK FACTORS (cont'd)

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

ITEM 1A: RISK FACTORS (cont'd)

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

So long as the Partnership remains eligible to be taxed as a partnership for U.S. federal income tax purposes, we generally are not subject to U.S. federal income tax. Rather, each holder of our units of limited partnership interest is required to take into account its allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with the taxable year of such holder in computing such holder's U.S. federal income tax liability, and, in some cases, state and local income tax liability, and to pay taxes thereon, regardless of whether the holder has received any distributions from us. Given that we do not currently intend to distribute cash to holders of our units of limited partnership interest, it is possible that the U.S. federal income tax liability, and in some cases, state and local income tax liability, of a holder of our units of limited partnership interest with respect to its allocable share of our earnings in a particular taxable year will exceed the cash distributions, if any, we make to the holder for the year, thus requiring an out-of-pocket tax payment by the holder.  For a description of prior legal proceedings, see Item 3 to this Annual Report on Form 10-K.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

ITEM 1A: RISK FACTORS (cont'd)

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

ITEM 1A: RISK FACTORS (cont'd)

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

Risks for Investors

We may never make any distributions to holders of our units of partnership interest.

We do not anticipate making any distributions to holders of our units of limited partnership interest at any time in the near future. Additionally, it is likely and anticipated that we will never make any distributions to holders of our units of limited partnership interest at any time in the future. Whether we make distributions in the future will be at the discretion of our corporate general partner and will be reduced by the amount of fees payable to plaintiffs' legal counsel in connection with the settlement of prior legal proceedings and dependent upon our financial condition, results of operations, capital requirements and any other factors that our corporate general partner decides are relevant. As such, investors seeking cash distributions should not purchase our units of limited partnership interest. As a result, you may not receive any return on an investment in our units of limited partnership interest unless you are able to sell our units of limited partnership interest for a price greater than that which you paid for it. For a description of prior legal proceedings, see Item 3 to this Annual Report on Form 10-K.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

ITEM 2: PROPERTIES

As of December 31, 2014, the Partnership owned Commercial Park West, an office complex located in Durham, North Carolina. The property consists of one building containing a total of approximately 35,000 gross square feet. The 2014 and 2013 year-end occupancy rate were 94% and 66%, respectively. As of December 31, 2014 there is no mortgage loan on the Commercial Park West property.

The Partnership began to actively market their property in the fourth quarter of calendar year 2014.

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

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, to the extent calculable at this time have been estimated and accrued for on our financial statements, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

PART II

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST

There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2014, there were 1,914 record holders of units of limited partnership interest.

The Partnership is a limited partnership and, accordingly, does not pay dividends but rather may return cash in the form of distributions to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 2), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash from the sale of the Partnership's remaining property to provide this return to the limited partners. There were no distributions to partners made in 2014 and 2013.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

Effective January 1, 2001, the Partnership has been operating under the order discussed in Item 3. The partnership has held minimal cash since 2006, when a mortgage was repaid with proceeds from the sale of a portion of Commercial Park West and proceeds from advances from affiliated parties, aggregate amounts outstanding to affiliates for this advance and others amounted to $ 3,944,926 and $ 3,411,305 at December 31, 2014 and 2013, respectively. The Partnership made no distributions to partners in 2014 or 2013. In connection with the pending sale of the Partnership's properties, it is anticipated that there will be no future distributions of net cash flow from operations. Following the eventual sale of the Company's remaining property, it is anticipated that no cash will be distributed to the limited partners since it will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

settlement agreement (Item 3) and any outstanding liabilities (including those liabilities incurred with regard to the sale of the Partnership's property).

During the fourth quarter of calendar year 2014, management has retained national representation to market the Commercial Park West property for sale at a price that is reasonable in relation to its current market value. While the remaining property has been actively managed during a period of depressed real estate values, the sale of the asset is probable and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Partnership made the decision to adopt the liquidation basis of accounting on December 31, 2014 as a result of the Partnership engaging a real estate broker and beginning to actively market their property in the fourth quarter of calendar year 2014.  Limited partners should be aware that it is possible that they will receive an allocation of income from gain on sale of properties on which they will be required to pay income taxes and there is no assurance that cash distributions from the sale of the properties will be sufficient to satisfy these obligations.

Except as described above and in the consolidated financial statements, the general partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Results of Operations:

The results of operations of the Partnership produced a net loss of $375,044 in 2014 compared to a net loss of $433,213 in 2013.

Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2014 as compared to 2013

As discussed previously, the Partnership has one remaining property, Commercial Park West, which experienced an increase in rental income of approximately 23.7% for the year ended December 31, 2014 as compared to 2013 due to a decrease in vacancies.  The Partnership had a third party note including interest aggregating to $121,274 at December 31, 2013 that was settled for payments aggregating $99,600 resulting in a gain of $21,674 included in other income.

Total expenses for the year ended December 31, 2014 increased approximately $60,000 as compared to 2013. Property operations increased approximately $59,000 due to an increase in contracted services, utilities, insurance and repairs and maintenance. Administrative expense and reimbursement to affiliated parties increased approximately $18,000 due to additional consulting and audit related fees.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed under Item 15 of this report.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Partnership's management, including the Partnership's Principle Executive Officer and Principal Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Partnership's Principle Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Partnership's disclosure controls and procedures to cause them to become effective.
Management's Annual Report on Internal Control over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on that evaluation, management concluded that the Partnership's internal control over financial reporting was not effective as of December 31, 2014.

Because of the Partnership's small size and limited financial resources, there is a limited number of persons, including the Principle Executive Officer and Principal Financial Officer, dealing with all general administrative and financial matters. While management utilizes outside resources when necessary, this lack of segregation of duties, as well as lack of expertise with complex GAAP and Securities and Exchange Commission ("SEC") reporting matters, constitute

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

ITEM 9A: CONTROLS AND PROCEDURES (cont'd)

material weaknesses in financial reporting.  These material weaknesses have also resulted in the correction of errors and amended 10-K disclosed in prior periods.  At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate. In response to these material weaknesses, during the year ended December 31, 2014 and subsequent to December 31, 2014 management made staffing changes, such as replacing the Controller, and hiring consultants to assist in preparation of the financials. However, these changes have still not completely remediated the material weaknesses identified and reported.

Our management, including the Principal Executive Officer and Principal Financial Officer, does not expect that the Partnership's internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to rules of the SEC that do not apply to the Partnership as a smaller reporting company.

Changes in Internal Control over Financial Reporting.

Subsequent to the date of their most recent evaluation, there have been no changes in the Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2014, are listed below.  Each director is subject to election on an annual basis.

	Title of All Positions Held with	Year First Elected
Name	the Corporate General Partner	to Position
Matthew P. Iak	President and Director	2014
Jordan M. Jayson	Director	2014
Alan J. Laurita	Director	2014

Matthew P. Iak
Mr. Iak, age 38, was appointed President of the Corporate General Partner on November 6, 2014 and has been a member of the Board since August 2014.  He is currently the President of Westmoreland Capital Corporation and an Executive Vice President at U.S. Energy Development Corporation, positions he has held since 2010 and 2013, respectively.  Mr. Iak joined U.S. Energy Development Corporation in 2005, following a successful early career as a Vice President of an international money management firm, and bringing with him brokerage experience of managed business in excess of one billion dollars. He is a graduate of Canisius College.
Jordan M. Jayson
Mr. Jayson, age 39, is the Chief Executive Officer of U.S. Energy Development Corporation, a position he has held since February of 2014 and has been a member of the Board since August 2014. Prior to that date, he held a number of other management positions since he joined U.S. Energy Development Corporation in 2009. Following his graduation from Johns Hopkins University with a B.A., Mr. Jayson worked in the financial industry in New York and London and has an extensive background in portfolio management and trading.
Alan J. Laurita
Mr. Laurita, age 68, a partner at the law firm of Hodgson Russ LLP since 2011, has more than 40 years of experience as an attorney and former business executive in the oil and gas industry. He has been a member of the Board since August 2014. Mr. Laurita's practice includes assisting oil and gas companies in the full range of their legal needs, representing larger landowners in connection with leasing property for oil and gas development, handling the sale and purchase of real property and representing lending institutions and borrowers in secured loan transactions. Mr. Laurita received both his B.S. in Business Administration and J.D. from the State University of New York at Buffalo.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (cont'd)

There was no prior arrangement or understanding with any of these directors pursuant to which such director was selected as a director. Mr. Iak and Mr. Jayson are brothers-in-law. Messrs. Iak, Jayson and Laurita all serve as directors of Realmark Property Investors Limited Partnership – II and Realmark Property Investors Limited Partnership – VI-A.

Audit, Nominating and Compensation Committee Disclosures
Following Mr. Jayson's death on June 27, 2014, the Board of Directors of the Corporate General Partner no longer maintained a separately-designated audit committee. The Board of Directors of the Corporate General Partner also does not maintain nominating or compensation committees, or other similar committees. Consequently, the Board of Director of the Corporate General Partner does not have audit, nominating, or compensation committee charters. Functions customarily performed by such committees are performed by the Board of Directors of the Corporate General Partner as a whole as our operations are limited and we have a small number of officers and directors. We are not required to maintain such committees under the applicable rules of the OTC Bulletin Board, and the Board of Directors of the Corporate General Partner has no current plans to establish such committees. None of the directors of the Corporate General Partner qualify as an "audit committee financial expert."
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

Realmark Property Investors Limited Partnership - V
Attention: Investor Relations
2350 North Forest Road
Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 2014 and 2013. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 1,642.3 units of limited partnership interest amounting to approximately 7.8% of the Partnership interest at December 31, 2014. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2014, owned 17 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The properties of the Partnership's subsidiaries are managed by Realmark Corporation, an affiliate of the Partnership's corporate general partner, for a fee of generally 6% of annual net rental income of the properties. Realmark Corporation and the Corporate General Partner are also reimbursed for disbursements made on behalf of the Partnership. Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled "Related Party Transactions."

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Engagement: Freed Maxick CPAs, P.C was engaged as the Partnership's independent auditor for 2014 and 2013 and Malin, Bergquist & Co., LLP was engaged as the Partnership's independent auditor for the first three quarters of 2013. All fees incurred for the years ended December 31, 2014 and 2013 were, to the Partnership's knowledge, approved by the Board of Directors of the Corporate General Partner on behalf of the Partnership in December of 2014.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statement included in the Partnership's quarterly reports on Form 10-Q by Malin, Bergquist & Co., LLP for year ended December 31, 2013 amounted to $6,000. Audit fees for audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K by Freed Maxick CPAs, P.C for the years ended December 31, 2014 and 2013 amounted to $22,500 and $18,334, respectively.    EFP Rotenberg LLP was also paid $11,000 for the year ended December 31, 2013 and did not issue an audit report.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged EFP Rotenberg, LLP to provide tax filing and compliance services during the years ended December 31, 2014 and 2013. The fees for these services amounted to $6,520 and $5,435 for the years ended December 31, 2014 and 2013, respectively.

All Other Fees: None.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES (cont'd)

For fiscal year 2014, the Board of Directors of the Corporate General Partner on behalf of the Partnership, to the Partnership's knowledge, set a policy that all other fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Board of Directors of the Corporate General Partner. No other fees related to 2014 were paid by the Partnership to its independent auditors.

The Board of Directors of the Corporate General Partner oversees the Partnership's financial reporting process. Management has the primary responsibility for the financial statements and the financial reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the Board of Directors of the Corporate General Partner reviewed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Board of Directors of the Corporate General Partner has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. The Board of Directors reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Board of Directors of the Corporate General Partner under generally accepted auditing standards. In addition, the Board of Directors of the Corporate General Partner has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

The Board of Directors of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Board of Directors of the Corporate General Partner meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

In reliance on the reviews and discussions referred to above, the Board of Directors of the Corporate General Partner have approved the inclusion of the Partnership's audited financial statements to the annual report on Form 10-K for the year ended December 31, 2014.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)	Exhibits

2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession.

(a)
Stipulation of Settlement Agreement dated August 29, 2001 filed as Exhibit 2a to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the SEC on April 15, 2002 is incorporated herein by reference.  (File No. 000-16561)

(b)
Order and Final Judgment Approving Settlement and Awarding Fees and Expenses dated November 29, 2001 filed as Exhibit 2b to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the SEC on April 15, 2002 is incorporated herein by reference. (File No. 000-16561)

4. Instruments defining the rights of security holder, including indentures.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

(a)
First Amended and Restated Agreement and Certificate of Limited Partnership filed with the Registration Statement of the Registrant on Form S-11, filed February 28, 1986, and subsequently amended, is incorporated herein by reference.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
By: REALMARK PROPERTIES, INC.
its Corporate General Partner

/s/ Matthew P. Iak	February 19, 2016
Matthew P. Iak,	Date
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew P. Iak	February 19, 2016
Matthew P. Iak	Date
President and Director,
(Principal Executive Officer and Principal Financial Officer)

/s/ Jordan M. Jayson	February 19, 2016
Jordan M. Jayson,	Date
Director

/s/ Alan J. Laurita	February 19, 2016
Alan J. Laurita,	Date
Director

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Realmark Property Investors Limited Partnership - V

 We have audited the accompanying consolidated statement of deficiency in net assets in liquidation of Realmark Property Investors Limited Partnership - V (the Partnership) as of December 31, 2014, and the related consolidated statements of changes in deficiency in net assets in liquidation for the period ended December 31, 2014.  We also audited the accompanying consolidated balance sheet as of December 31, 2013, and the related consolidated statements of operations, partners' deficit, and cash flows for the periods ended December 31, 2014 and 2013.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the deficiency in net assets in liquidation of Realmark Property Investors Limited Partnership - V as of December 31, 2014, the financial position of Realmark Property Investors Limited Partnership – V as of December 31, 2013 and the changes in deficiency in net assets in liquidation for the period ended December 31, 2014, and the results of its operations and cash flows for the periods ended December 31, 2014 and 2013 in conformity with U.S. generally accepted accounting principles.
On December 31, 2014 the Partnership adopted the liquidation basis of accounting as disclosed in Note 2 to the consolidated financial statements.  As a result the assets and liabilites have been adjusted to their net realizable value and the presentation of the basic financial statements has been revised.
As discussed in Note 5 to the consolidated financial statements, the Partnership has had numerous significant transactions with businesses controlled by, and with people who are related to, the general partner of the Partnership.

 Buffalo, New York
February 19, 2016

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

Consolidated Statements of Deficiency in Net Assets in Liquidation as of December 31, 2014 and Consolidated Balance Sheet as of December 31, 2013

Assets		2014	2013

Property and Equipment at fair value		$3,215,597	$570,095
Cash		27,689	-
Accounts receivable, net		7,155	1,105
Other assets		8,797	-
Total assets		$3,259,238	$571,200
Liabilities and Partners' Deficit
Liabilities:
Senior secured loan and accrued interest payable to affiliated party		$1,732,336	$1,647,832
Payables to affiliated parties, including accrued interest		2,212,590	1,884,747
Accounts payable and accrued expenses		88,699	140,211
Liquidation accrual		477,420	-
Security deposits and prepaid rents		56,504	27,474
Total liabilities		4,567,549	3,700,264
Partners' deficit:
General partners		-	(275,602)
Limited partners		-	(2,853,462)
Total partners' deficit		-	(3,129,064)
Total liabilities and partners' deficit		$-	$571,200
Deficiency in net assets in liquidation	$	$ (1,308,311)	$-

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

Consolidated Statement of Partners' Deficit
For the periods ended December 31, 2014 and 2013

		Limited Partners
	General Partners	Units	Amount
Balance at December 31, 2012	$(262,606)	21,002.80	$(2,433,245)
Net Loss	(12,996)		(420,217)

Balance at December 31, 2013	$(275,602)	21,002.80	$(2,853,462)
Net Loss	(11,251)		(363,793)
Close out partner's deficit to net deficit in liquidation	286,853		3,217,255
Balance at December 31, 2014	$-	21,002.80	$-

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

Consolidated Statements of Operations
For the periods ended December 31, 2014 and 2013

	2014	2013

Income:
Rental	$473,940	$383,111
Interest and other	28,849	1,053
Total Income	502,789	384,164
Expenses:
Property operations	466,100	407,425
Interest to affiliates	211,731	225,274
Interest expense, other	0	8,767
Administrative:
Affiliates	38,480	59,406
Other	74,463	35,829
Depreciation expenses	87,059	80,676
Total Expenses	877,833	817,377

Net loss from operations	$(375,044)	$(433,213)
Net loss per limited partnership unit	$(17.32)	$(20.01)

Weighted average number of limited
partnership units outstanding	21,002.80	21,002.80

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

Consolidated Statements of Cash Flows
For the periods ended December 31, 2014 and 2013

	2014	2013

Cash flows from operating activities
Net loss	$(375,044)	$(433,213)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation	87,059	80,676
Changes in:
Accounts receivable	(6,050)	822
Other assets	(8,797)	6,549
Accounts payable and accrued expenses	149,104	131,302
Accrued interest payable	211,731	225,274
Security deposits and prepaid rents	29,030	1,554
Net cash provided by operating activities	87,033	12,964

Cash flows investing activities
Additions to property and equipment	(59,344)	(13,200)
Net cash used in investing activities	(59,344)	(13,200)
Net increase (decrease) in cash	27,689	(236)

Cash at beginning of period	-	236

Cash at end of period	$27,689	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V

Consolidated Statement of Changes in Deficiency in Net Assets in Liquidation
For the period ended December 31, 2014

December 31, 2014

Net assets in liquidation at beginning of period	$-
Partner's deficit at close of business	(3,504,108)
Cumulative effect of adjusting fixed assets to fair value	2,673,217
Estimated costs to liquidate	(477,420)

Deficiency in net assets in liquidation after liquidation costs	$(1,308,311)

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Note to Consolidated Financial Statements

(1)	Formation and Operation of Partnership

Realmark Property Investors Limited Partnership - V (the Partnership) is a Delaware limited partnership formed on February 28, 1986, to invest in a diversified portfolio of income-producing real estate investments.

In 1986 and 1987, the Partnership sold, through a public offering, 21,002.8 units of limited partnership interest for $20,999,800. At December 31, 2013, the general partners were Realmark Properties, Inc. (the Corporate General Partner) and Joseph M. Jayson (the Individual General Partner) who was the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. J.M. Jayson & Company also owns 1.6423 units of limited partnerships units. Joseph M. Jayson passed away on June 27, 2014. A successor Individual General Partner was not appointed following Mr. Jayson's death.

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

Beginning on December 31, 2014 the Partnership changed its basis of accounting from accrual basis to the liquidation basis. Under the liquidation basis of accounting, assets are stated at their net realizable values and liabilities are stated at their estimated settlement amounts.

The Partnership's decision to adopt the liquidation basis of accounting on December 31, 2014 is the result of the Partnership beginning to actively market their property in the fourth quarter of calendar year 2014.  The liquidation of the Commercial Park West property will allow the Partnership to begin the process of dissolving the partnership.  This is expected to occur in calendar year 2016 and the Partnership expects to complete its dissolution by the end of calendar year 2016.  The property has been adjusted to a net realizable value of $3,215,597.  Management reviewed market conditions and consulted with real estate agents in the area to arrive at the value.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Note to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies (cont'd)

The only asset that was remeasured for liquidation purposes is property and equipment. Management has estimated that the fair value of all other assets held in liquidation, approximates the carrying value at the date of adoption.

The costs accrued in the statement of deficiency in net assets in liquidation in order to complete liquidation of the Partnership is $477,420 at December 31, 2014.  These costs relate to the operating losses incurred from January 1, 2015, through the December 31, 2015 as well as administrative costs expected to be incurred through the formal dissolution of the Partnership, offset by rental income.

(b)	Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(c)	Receivables and Bad Debt

The Partnership uses the allowance method for uncollectible accounts. Charges to this account are made on a case-by-case basis. Increases or decreases to the allowance are charged to bad debt expense. At December 31, 2014 and 2013, the bad debt expense is $1,174 and $0, respectively.   The allowance for doubtful accounts amounted to $874 and $43,900 at December 31, 2014 and 2013, respectively.

(d)	Property and Equipment

Through December 31, 2014, property and equipment was recorded at cost. Beginning December 31, 2014, in accordance with the liquidation basis of accounting, property and equipment were adjusted to their realizable value.  The value used to estimate the fair value of the building at December 31, 2014 is based on market analysis and consultation with real estate experts in the area.  During the period of operations, depreciation was provided using the straight-line method over the estimated useful lives of the assets, from 5 to 25 years. Significant improvements were capitalized, while expenditures for maintenance, repairs and replacements were charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and gains and losses are reflected in the consolidated statements of operations.

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Note to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies (cont'd)

determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets at December 31, 2014 and 2013, no impairment in value has been recognized.

Upon adoption of the liquidation basis, depreciation is no longer recorded. Any changes in the estimate of net realizable value will be reflected in the statement of changes in net assets in liquidation.
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

(h)	Fair Value of Financial Instruments

Due to their short-term nature and interest rates that approximate market rates, the fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2014 and 2013.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Note to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies (cont'd)

The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 3), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. After payment of outstanding obligations, it is anticipated that there will not be sufficient cash from the sale of the Partnership's remaining property to provide this return to the limited partners.

(j)	Income Taxes

As a limited partnership, the Company's taxable income or loss is allocated to members in accordance with their respective percentage ownership. Therefore, no provision or liability for income taxes has been included in the financial statements.

Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by taxing authorities. Management evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state, or local tax authorities for years before 2011.

(k)	Reclassifications

Certain 2013 amounts have been reclassified to be consistent with the 2014 presentation. This change had no effect on previously reported current assets, current liabilities or net loss.

(l)	Segment Information

The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

(3)	Investments in Real Estate

Effective January 1, 2001, the Partnership entered into a plan to dispose of the property Commercial Park West.  The Partnership engaged a real estate broker and began to actively market their property in the fourth quarter of calendar year 2014.   As a result, the decision was made to adopt the liquidation basis of accounting on December 31, 2014. (See Note 2).

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Note to Consolidated Financial Statements

(4)  Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Property management fees based on a percent-
age (generally 6%) of the rental income	$25,714	$26,146

Reimbursement for cost of services to the
Partnership that include investor relations,
marketing of properties, professional fees,
communications, supplies, accounting,
printing, postage and other items	12,766	33,260
	$38,480	$59,406

In addition to the above, other property specific expenses incurred by affiliates such as payroll, benefits, etc., amounting to $143,709 are charged to property operations on the Partnership's consolidated statements of operations. Certain payables to affiliated parties are payable on demand and bear interest at 8% in 2014 and 2013.

Payable to Affiliated Parties

Payable to affiliates amounted to $3,944,926 and $3,532,579 at December 31, 2014 and 2013, respectively. Of this amount, $1,066,719 is payable to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the Partnership agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of the remaining building at Commercial Park West, 2327 Englert Drive, which is currently being marketed for sale. As of December 31, 2014 and 2013, accrued interest from this agreement, totaled $676,034 and $591,529, respectively. J.M. Jayson & Company, Realmark Properties, Inc. and other subsidiaries of J.M. Jayson and Company have advanced additional amounts to the Partnership and deferred collection of amounts owed for services to fund working capital needs. These advances bear interest at the rate of 8% and amount to $2,212,590 and $1,884,747 as of December 31, 2014 and 2013, respectively, including accrued interest. Included in these advances at December 31, 2014 is $99,600 that was borrowed from an affiliate to settle a note payable to a third party.  The third party note including interest aggregating to $121,274 at December 31, 2013 was settled for payments aggregating $99,600 resulting in a gain of $21,674 included in other income.  The advance does not bear interest.  Total interest expense incurred on amounts owed to affiliated parties for the years ended December 31, 2014 and 2013 was $211,731 and $225,274, respectively.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Note to Consolidated Financial Statements

(4)  Related Party Transactions (cont'd)

Property Disposition Fees

According to the terms of the partnership agreement, the general partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties, or 2.75% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their capital contributions. Since these conditions described above have not been met, no disposition fees have been paid or accrued on properties sold in prior years and is not expected to be paid following the sale of the Partnership's remaining property.

(5)	Settlement of Lawsuit

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

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, to the extent calculable at this time have been estimated and accrued for in our financial statements, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.