Form 10-K
period 2015-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP V
filed 2017-02-17
CIK 790067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 0-11909

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

RECENT DEVELOPMENTS

Realmark Property Investors Limited Partnership - V (the "Partnership") closed on the sale of its remaining real property known as Commercial Park West situated in Durham, North Carolina in September 2016.  The Partnership does not have any operations following the sale of this property. Consequently, the Partnership is in the process of winding up its affairs as part of the dissolution of the Partnership and expects to cancel the Partnership during 2017. As noted in the Current Report on Form 8-K filed on December 20, 2016, given aggregate outstanding liabilities of the Partnership at the time of the filing of the Current Report on Form 8-K, the Partnership does not expect to make any liquidating distribution to the holders of the limited partnership units in the Partnership in connection with the dissolution.

The Partnership did not file its Quarterly Reports on Form 10-Q filings for the year ended December 31, 2015.  As a result the information that would have been included in those filings is included in this Form 10-K filing.  See pages F-14 to F-27 for our 2015 quarterly interim financial statements.

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

Joseph M. Jayson served as the individual General Partner until he passed away on June 27, 2014.  A successor Individual General Partner was not appointed following Mr. Jayson's death, which, pursuant to the terms of the Partnership Agreement, triggered the beginning of the dissolution of the Partnership.

The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2015 and 2014, the Partnership, either directly or through wholly owned subsidiary companies, owned an approximately 35,000 square foot building in Durham, North Carolina (Commercial Park West).

The Partnership made the decision to adopt the liquidation basis of accounting on December 31, 2014 as a result of the Partnership engaging a real estate broker and beginning to actively market their property in the fourth quarter of calendar year 2014.  During September, 2016, the Partnership executed an agreement to sell the property in Durham, North Carolina (Commercial Park West) for $3,900,000, before deduction of any closing costs.

The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2015, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2015 were employees of the Corporate General Partner or its affiliates.

The percent of total Partnership revenue generated by Commercial Park West was 100% for 2015 and 2014.

This annual report contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements. Such statements may not ultimately turn out to be accurate due to, among other things, economic or market conditions or the failure of the Partnership to sell an investment that is under contract.

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

Real Estate Related Risks

Changes in market or economic conditions may affect our business negatively

General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation. We are unable to determine the precise effect that the performance of the worldwide or United States economies will have on us.

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

So long as the Partnership remains eligible to be taxed as a partnership for U.S. federal income tax purposes, we generally are not subject to U.S. federal income tax. Rather, each holder of our units of limited partnership interest is required to take into account its allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with the taxable year of such holder in computing such holder's U.S. federal income tax liability, and, in some cases, state and local income tax liability, and to pay taxes thereon, regardless of whether the holder has received any distributions from us. Given that we do not intend to distribute cash to holders of our units of limited partnership interest (other than cash available for distribution obtained from the sale of the Partnership's properties or outstanding receivable following payments due under the settlement of prior legal proceedings and other liabilities in the course of winding up the Partnership), it is possible that the U.S. federal income tax liability, and in some cases, state and local income tax liability, of a holder of our units of limited partnership interest with respect to its allocable share of our earnings in a particular taxable year will exceed the cash distributions, if any, we make to the holder for the year, thus requiring an out-of-pocket tax payment by the holder.  As noted in the Current Report on Form 8-K filed on December 20, 2016, given current aggregate outstanding liabilities of the Partnership at the time of the filing of the Current Report on Form 8-K, the Partnership does not expect to make any liquidating distribution to the holders of the limited partnership units in the Partnership in connection with the dissolution. For a description of prior legal proceedings, see Item 3 to this Annual Report on Form 10-K.

Environmental and Other Legal Risks

We may have liability under environmental laws

Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our past ownership or operation of the real estate. Therefore, we may have liability with respect to properties we have already sold. If environmental problems arise, we may have to take extensive measures to remedy the problems, which could adversely affect our cash flow and our ability to pay distributions to our investors because:

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

Risks for Investors

We may never make any distributions to holders of our units of partnership interest

We do not anticipate making any distributions to holders of our units of limited partnership interest at any time in the near future other than cash available for distribution obtained from the sale of the Partnership's properties or outstanding receivables following payments due under the settlement of prior legal proceedings and other liabilities in the course of winding up the Partnership.  Whether we make distributions in the future will be at the discretion of our corporate general partner and will be reduced by the amount of fees payable to plaintiffs' legal counsel in connection with the settlement of prior legal proceedings and dependent upon our financial condition, results of operations, capital requirements and any other factors that our corporate general partner decides are relevant. As noted in the Current Report on Form 8-K filed on December 20, 2016, given current aggregate outstanding liabilities of the Partnership at the time of the filing of the Current Report on Form 8-K, the Partnership does not expect to make any liquidating distribution to the holders of the limited partnership units in the Partnership in connection with the dissolution. As such, investors seeking cash distributions should not purchase our units of limited partnership interest.  As a result, you may not receive any return on an investment in our units of limited partnership interest unless you are able to sell our units of limited partnership interest for a price greater than that which you paid for it. For a description of prior legal proceedings, see Item 3 to this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

As of December 31, 2015, the Partnership owned Commercial Park West, an office complex located in Durham, North Carolina. The property consists of one building containing a total of approximately 35,000 gross square feet. The 2015 and 2014 year-end occupancy rate were 97% and 94%, respectively.  As of December 31, 2015 there is no mortgage loan on the Commercial Park West property.

The Partnership began to actively market their property in the fourth quarter of calendar year 2014.

The property was sold on September 22, 2016 for $3,690,126, net of commissions of $158,500, title charges and transfer taxes $7,800, legal costs of $15,778 and prorated rent, security deposits and tax credits of $27,796.

ITEM 3: LEGAL PROCEEDINGS

As previously reported, the Partnership, as a nominal defendant, the general partners of the Partnership and of affiliated public partnerships, (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

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

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which have been estimated and accrued for on our financial statements, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiff's counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above. There are no additional fees to be paid under this arrangement.

PART II

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST

There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2015, there were 1,914 record holders of units of limited partnership interest.

The Partnership is a limited partnership and, accordingly, does not pay dividends but rather may return cash in the form of distributions to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 2), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash from the sale of the Partnership's remaining property to provide this return to the limited partners. As noted in the Current Report on Form 8-K filed on December 20, 2016, given current aggregate outstanding liabilities of the Partnership at the time of the filing of the Current Report on Form 8-K, the Partnership does not expect to make any liquidating distribution to the holders of the limited partnership units in the Partnership in connection with the dissolution. There were no distributions to partners made in 2015 and 2014.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

Effective January 1, 2001, the Partnership has been operating under the order discussed in Item 3. The partnership has held minimal cash since 2006, when a mortgage was repaid with proceeds from the sale of a portion of Commercial Park West and proceeds from advances from affiliated parties, aggregate amounts outstanding to affiliates for this advance and others amounted to $4,336,277 and $3,944,926 at December 31, 2015 and 2014, respectively. The Partnership made no distributions to partners in 2015 or 2014. In connection with the pending sale of the Partnership's properties (which ultimately closed in September 2016), it is anticipated that there will be no future distributions of net cash flow from operations. Following the eventual sale of the Company's remaining property (which ultimately closed in September 2016), it is anticipated that no cash will be distributed to the limited partners since it will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3) and any outstanding liabilities (including those liabilities incurred with regard to the sale of the Partnership's property).

The Commercial Park West property was sold on September 22, 2016 for $3,900,000, less closing costs. Limited partners should be aware that it is possible that they will receive an allocation of income from gain on sale of properties on which they will be required to pay income taxes and there is no assurance that cash distributions from the sale of the properties will be sufficient to satisfy these obligations. As noted in the Current Report on Form 8-K filed on December 20, 2016, given current aggregate outstanding liabilities of the Partnership at the time of the filing of the Current Report on Form 8-K, the Partnership does not expect to make any liquidating distribution to the holders of the limited partnership units in the Partnership in connection with the dissolution.

Except as described above and in the consolidated financial statements, the general partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Results of Operations:

The Partnership made the decision to adopt the liquidation basis of accounting on December 31, 2014 as a result of the Partnership engaging a real estate broker and beginning to actively market their property in the fourth quarter of calendar year 2014.  On September 22, 2016, the Partnership closed on the sale of its remaining real property known as Commercial Park West situated in Durham, North Carolina.

The Partnership does not have any operations following the sale of this property.  Consequently, the Partnership is, as part of the dissolution of the Partnership, in the process of winding up its affairs and expects to cancel the Partnership shortly.  Accordingly, the comparison of the results of operations for the 2015 and 2014 periods presented is not applicable or relevant. The change in estimated costs to liquidate during the year ended December 31, 2015 represents actual costs estimated as of December 31, 2014 and an adjustment to the allowance for doubtful accounts.
Three months ended March 31, 2015 as compared to 2014
The Partnership does not have any operations following the sale of its Commercial Park West property on September 22, 2016.  Consequently, the Partnership is, as part of the dissolution of the Partnership, in the process of winding up its affairs and expects to cancel the Partnership during 2017.  The Company has adopted liquidation basis as of December 31, 2014. Accordingly, the comparison of the results of operations for the 2015 and 2014 periods presented is not applicable or relevant.  The change in estimated costs to liquidate during the three months ended March 31, 2015 represents actual costs estimated as of December 31, 2014 and an adjustment to the value of the allowance for doubtful accounts.  The amount of the adjustment was approximately $37,000 and was recorded during the three months ended March 31, 2015.  The estimated fair value of the fixed assets increased by approximately $514,000 because of the final sales price of the property sold.
Six months ended June 30, 2015 as compared to 2014
The Partnership does not have any operations following the sale of its Commercial Park West property on September 22, 2016.  Consequently, the Partnership is, as part of the dissolution of the Partnership, in the process of winding up its affairs and expects to cancel the Partnership shortly.  The Company has adopted liquidation basis as of December 31, 2014. Accordingly, the comparison of the results of operations for the 2015 and 2014 periods presented is not applicable or relevant.  The change in estimated costs to liquidate during the six months ended June 30, 2015 represents actual costs estimated as of December 31, 2014 and an adjustment to the value the allowance for doubtful accounts.  The estimated fair value of the fixed assets increased by approximately $514,000 because of the final sales price of the property sold.

Nine months ended September 30, 2015 as compared to 2014
The Partnership does not have any operations following the sale of its Commercial Park West property on September 22, 2016.   Consequently, the Partnership is, as part of the dissolution of the Partnership, in the process of winding up its affairs and expects to cancel the Partnership shortly.  The Company has adopted liquidation basis as of December 31, 2014. Accordingly, the comparison of the results of operations for the 2015 and 2014 periods presented is not applicable or relevant.  The change in estimated costs to liquidate during the nine months ended September 30, 2015 represents actual costs estimated as of December 31, 2014 and an adjustment to the value the allowance for doubtful accounts.  The estimated fair value of the fixed assets increased by approximately $514,000 because of the final sales price of the property sold.

Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed under Item 15 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Partnership's management, including the Partnership's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Partnership's Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Partnership's disclosure controls and procedures to cause them to become effective.

Management's Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the Partnership's internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Partnership's internal control over financial reporting was not effective as of December 31, 2015.

Because of the Partnership's small size and limited financial resources, there is a limited number of persons, including the Principal Executive Officer and Principal Financial Officer, dealing with all general administrative and financial matters. While management utilizes outside resources when necessary, this lack of segregation of duties, as well as lack of expertise with complex GAAP and Securities and Exchange Commission ("SEC") reporting matters, constitute material weaknesses in financial reporting.  At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate. In response to these material weaknesses, during the year ended December 31, 2014 management made staffing changes, such as replacing the Controller, and hiring consultants to assist in preparation of the financials. However, these changes have still not completely remediated the material weaknesses identified and reported.

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

This Annual Report on Form 10-K does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to rules of the SEC as the Partnership qualifies as a smaller reporting company under the SEC's rules and regulations.

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

ITEM 9B: OTHER INFORMATION

None.
PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers.  The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2015, are listed below.  Each director is subject to election on an annual basis.

	Title of All Positions Held with
Name	the Corporate General Partner	Year First Elected to Position
Matthew P. Iak	President and Director	2014

Jordan M. Jayson	Director	2014

Alan J. Laurita	Director	2014

Matthew P. Iak

Mr. Iak, age 39, was appointed President of the Corporate General Partner on November 6, 2014 and has been a member of the Board since August 2014.  He is currently the President of Westmoreland Capital Corporation and an Executive Vice President at U.S. Energy Development Corporation, positions he has held since 2010 and 2014, respectively.  Mr. Iak joined U.S. Energy Development Corporation in 2005, following a successful early career as a Vice President of an international money management firm, and bringing with him brokerage experience of managed business in excess of one billion dollars. He is a graduate of Canisius College.

Jordan M. Jayson

Mr. Jayson, age 40, is the Chief Executive Officer of U.S. Energy Development Corporation, a position he has held since February of 2014 and has been a member of the Board since August 2014.  Prior to that date, he held a number of other management positions since he joined U.S. Energy Development Corporation in 2009. Following his graduation from Johns Hopkins University with a B.A., Mr. Jayson worked in the financial industry in New York and London and has an extensive background in portfolio management and trading.

Alan J. Laurita

Mr. Laurita, age 69, a partner at the law firm of Hodgson Russ LLP since 2011, has more than 40 years of experience as an attorney and former business executive in the oil and gas industry.  He has been a member of the Board since August 2014.  Mr. Laurita's practice includes assisting oil and gas companies in the full range of their legal needs, representing larger landowners in connection with leasing property for oil and gas development, handling the sale and purchase of real property and representing lending institutions and borrowers in secured loan transactions.  Mr. Laurita received both his B.S. in Business Administration and J.D. from the State University of New York at Buffalo.

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

Code of Ethics

The Partnership has adopted a code of ethics for the partners, principal financial officer, and employees of the Corporate General Partner or its affiliates who render services on behalf of the Partnership. The Partnership will provide to any person without charge, upon request, a copy of the code of ethics, which is available from:

Realmark Property Investors Limited Partnership - V
Attention: Investor Relations
2350 North Forest Road
Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the

Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 2015 and 2014. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 1,642.3 units of limited partnership interest amounting to approximately 7.8% of the Partnership interest at December 31, 2015. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2015, owned 17 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The properties of the Partnership and its subsidiary are managed by Realmark Corporation, an affiliate of the Partnership's Corporate General Partner, for a fee of generally 5% of annual net rental income of the properties. Realmark Corporation and the Corporate General Partner are also reimbursed for disbursements made on behalf of the Partnership. Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled "Related Party Transactions."

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Engagement: Freed Maxick CPAs, P.C was engaged as the Partnership's independent auditor for 2015 and 2014.  All fees incurred for the years ended December 31, 2015 and 2014 were, to the Partnership's knowledge, approved by the Board of Directors of the Corporate General Partner on behalf of the Partnership in February of 2016 and December of 2014, respectively.

Audit Fees : Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K by Freed Maxick CPAs, P.C. for years ended December 31, 2015 and 2014 amounted to $12,500 and $22,500, respectively.

Audit-Related Fees : None.

Tax Fees: None.

All Other Fees: None.

For fiscal year 2015, the Board of Directors of the Corporate General Partner on behalf of the Partnership, to the Partnership's knowledge, set a policy that all other fees incurred by the

Partnership for services performed by its independent auditors must be pre-approved by the Board of Directors of the Corporate General Partner. No other fees related to 2015 were paid by the Partnership to its independent auditors.

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

The Board of Directors of the Corporate General Partner has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. The Board of Directors, with respect to 2015 and 2014, reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Board of Directors of the Corporate General Partner under generally accepted auditing standards. In addition, the Board of Directors of the Corporate General Partner has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

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

In reliance on the reviews and discussions referred to above, the Board of Directors of the Corporate General Partner have approved the inclusion of the Partnership's audited financial statements to the annual report on Form 10-K for the year ended December 31, 2015.

 PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Statements of Deficiency in Net Assets in Liquidation as of December 31, 2015 and 2014	F-2
Consolidated Statements of Changes in Deficiency in Net Assets in Liquidation for the periods ended December 31, 2015 and 2014	F-3
Consolidated Statements of Operations for the year ended December 31, 2014	F-4
Consolidated Statement of Changes in Partners' Equity for the year ended December 31, 2014	F-5
Consolidated Statement of Cash Flows for the year ended December 31, 2014	F-6
Notes to Consolidated Financial Statements	F-7 - F-13
Unaudited Consolidated Statements of Deficiency in Net Assets in Liquidation as of March 31, 2015 and December 31, 2014	F-14
Unaudited Consolidated Statements of Changes in Deficiency in Net Assets in Liquidation for the three months ended March 31, 2015	F-15
Unaudited Consolidated Statements of Deficiency in Net Assets in Liquidation as of June 30, 2015 and December 31, 2014	F-16
Unaudited Consolidated Statements of Changes in Deficiency in Net Assets in Liquidation for the six months ended June 30, 2015	F-17

Unaudited Consolidated Statements of Deficiency in Net Assets in Liquidation as of September 30, 2015 and December 31, 2014	F-18
Unaudited Consolidated Statements of Changes in Deficiency in Net Assets in Liquidation for the nine months ended September 30, 2015	F-19
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014, six months ended June 30, 2014 and nine months September 30, 2014	F-20
Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014, six months ended June 30, 2014 and nine months September 30, 2014	F-21 – F23
Notes to Unaudited Consolidated Financial Statements for the Periods ended March 31, June 30, September 30, 2015 and 2014	F-24 - F-27

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
21.* List of Subsidiaries of the Partnership is filed herewith
31.* Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.
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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - V
By: REALMARK PROPERTIES, INC.
its Corporate General Partner

/s/ Matthew P. Iak	February 17, 2017
Matthew P. Iak,	Date
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew P. Iak	February 17, 2017
Matthew P. Iak President and Director,	Date
(Principal Executive Officer and Principal Financial Officer)

/s/ Jordan M. Jayson	February 17, 2017
Jordan M. Jayson,	Date
Director

/s/ Alan J. Laurita	February 17, 2017
Alan J. Laurita,	Date
Director

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Realmark Property Investors Limited Partnership - V

We have audited the accompanying consolidated statements of deficiency in net assets in liquidation of Realmark Property Investors Limited Partnership - V (the Partnership) as of December 31, 2015 and 2014, and the related consolidated statements of changes in deficiency in net assets in liquidation for the yearss ended December 31, 2015 and December 31, 2014.  We have also audited the accompanying consolidated statements of operations, partners' equity, and cash flows for the year ended December 31, 2014.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the deficiency in net assets in liquidation of Realmark Property Investors Limited Partnership - V as of December 31, 2015 and 2014  and the changes in deficiency in net assets in liquidation for the yearss ended December 31, 2015 and 2014, and the results of its operations and cash flows for the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Partnership sold its property on September 22, 2016.  Based on the proceeds received there is still a deficiency in net assets and there is not expected to be any distributions from the Partnership.  Our opinion is not modified in respect to this matter.

As discussed in Note 4 to the consolidated financial statements, the Partnership has had numerous significant transactions with businesses controlled by, and with people who are related to, the general partner, officers and directors of the Partnership.  Our opinion is not modified in respect to this matter.

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York
February 17, 2017

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Consolidated Financial Statements

Consolidated Statements of Deficiency in Net Assets in Liquidation
December 31, 2015 and 2014

	2015	2014
Assets
Property and equipment, net	$3,730,126	$3,215,597
Cash	10,748	27,689
Accounts receivable, net	2,581	7,155
Receivables from affiliates
Other assets	4,853	8,797
Total Assets	$3,748,308	$3,259,238

Liabilities and Partners' Equity
Liabilities:
Senior secured loan and accrued interest payable to affiliated party	$1,816,840	$1,732,336
Accounts payable and accrued expenses	49,289	88,699
Payable to affiliated parties, including accrued interest	2,519,437	2,212,590
Liquidation accrual	166,661	477,420
Security deposits and prepaid rents	26,837	56,504
Total liabilities	4,579,064	4,567,549
Deficiency in net assets in liquidation	$(830,756)	$(1,308,311)

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Consolidated Financial Statements

Consolidated Statements of Changes in Deficiency in Net Assets in Liquidation
For the periods ended December 31, 2015 and 2014

	December 31, 2015	December 31, 2014

Deficiency in net assets in liquidation at Beginning of period	$(1,308,311)	$-
Partners' deficit upon adoption of liquidation basis	-	(3,504,108)
Cumulative effect of adjusting fixed assets to fair value	-	2,673,217
Change in estimate of fixed assets at fair value	514,529	-
Estimated costs to liquidate	-	(477,420)
Change in estimate of costs to liquidate	(36,974)	-
Deficiency in net assets in liquidation at End of period	$(830,756)	$(1,308,311)

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Consolidated Financial Statements

Consolidated Statements of Operations
For the year ended December 31, 2014

2014

Income:
Rental	$473,940
Interest and other	28,849
Total Income	502,789
Expenses:
Property operations	466,100
Interest to affiliates	211,731
Interest expense, other	0
Administrative:
Affiliates	38,480
Other	74,463
Depreciation expenses	87,059
Total Expenses	877,833

Net loss	$(375,044)

Net loss per limited partnership unit	$(17.32)

Weighted average number of limited
partnership units outstanding	21,002.80

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Consolidated Financial Statements

Consolidated Statement of Partners' Equity
For the year ended December 31, 2014

		Limited Partners
	General Partners	Units	Amount
Balance at December 31, 2013	$(275,602)	21,002.80	$(2,853,462)
Net Loss	(11,251)		(363,793)
Close out partners' equity to net assets in liquidation	286,853		3,217,255
Balance at December 31, 2014	$-	21,002.80	$-

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Consolidated Financial Statements

Consolidated Statement of Cash Flows
For the year ended December 31, 2014

2014

Cash flows from operating activities
Net loss	$(375,044)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation	87,059
Changes in:
Accounts receivable	(6,050)
Other Assets	(8,797)
Accounts payable and accrued expenses	149,104
Accrued interest payable	211,731
Security deposits and prepaid rents	29,030
Net cash provided by operating activities	87,033

Cash flows investing activities-
Additions to property and equipment	(59,344)

Net cash used in investing activities	(59,344)

Net increase in cash	27,689

Cash at beginning of period	-

Cash at end of period	$27,689

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Notes to Consolidated Financial Statements

1)	Formation and liquidation of Partnership

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

The Partnership's decision to adopt the liquidation basis of accounting on December 31, 2014 is the result of the Partnership beginning to actively market their property in the fourth quarter of calendar year 2014.  The liquidation of the Commercial Park West property will allow the Partnership to complete the process of winding up of the Partnership and cancel the Partnership.  The Partnership expects to complete its cancellation of the Partnership during 2017.  The property was sold by the Partnership on September 22, 2016 for $3,690,126, net of commissions of $158,500, title charges and transfer taxes $7,800, legal costs of $15,778 and

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

prorated rent, taxes and security deposits of $27,796.  The proceeds are not expected to be adequate to satisfy all obligations of the Partnership.

The only asset that was remeasured for liquidation purposes is property and equipment.  Management has estimated that the fair value of all other assets held in liquidation, approximates the carrying value at the date of adoption.

Upon adoption of the liquidation basis and at December 31, 2014, the costs accrued in the statement of deficiency in net assets in liquidation in order to complete liquidation of the Partnership were $477,420.  These costs were estimated based on the operating losses incurred from January 1, 2015, through the December 31, 2015 as well as administrative costs expected to be incurred through the formal cancellation of the Partnership, offset by rental income.  As these costs are incurred and gains are realized they decrease and decrease the liability, respectively.  The estimate of costs to liquidate are evaluated at each reporting period and changes will be reflected in the statement of changes in deficiency in net assets in liquidation.    The estimate of costs to liquidate at December 31, 2015 amount to $166,661 and the change in estimated costs accrued in the statement of net assets in liquidation at December 31, 2015 is $36,974 reflecting  changes in amounts estimated to be needed in order to complete liquidation of the Partnership through cancellation expected in 2017 after reflecting the activity for 2015.

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

The Partnership uses the allowance method for uncollectible accounts. Charges to this account are made on a case-by-case basis. Increases or decreases to the allowance are charged to bad debt expense. At December 31, 2015 and 2014, the bad debt expense is $36,972 and $1,174, respectively.   The allowance for doubtful accounts amounted to $37,846 and $874 at December 31, 2015 and 2014, respectively.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

related costs and accumulated depreciation and gains and losses are reflected in the consolidated statements of operations.

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets at December 31, 2015 and 2014, no impairment in value has been recognized.

Upon adoption of the liquidation basis, depreciation is no longer recorded.  Beginning December 31, 2014, in accordance with the liquidation basis of accounting, property and equipment were adjusted to their realizable value.  Any changes in the estimate of net realizable value will be reflected in the statement of changes in deficiency in net assets in liquidation.  The value used to estimate the fair value of the building at December 31, 2014 is based on market analysis and consultation with real estate experts in the area.  At December 31, 2015 the value was adjusted to reflect the final sales price less closing expenses related to the sale of the building.

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

Due to the short-term nature and interest rates that approximate market rates, the fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2015 and 2014.

(i)	Income Allocation and Distributable Cash Flow

The partnership agreement provides that income not arising from sale and refinancing activities and all partnership losses are to be allocated 97% to the limited partners and 3% to the general

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

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

The Partnership Agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 3) (which closed in September 2016), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. After payment of outstanding obligations, it is anticipated that there will not be sufficient cash from the sale of the Partnership's remaining property to provide this return to the limited partners. As noted in the Current Report on Form 8-K filed on December 20, 2016, given current aggregate outstanding liabilities of the Partnership at the time of the filing of the Current Report on Form 8-K, the Partnership does not expect to make any liquidating distribution to the holders of the limited partnership units in the Partnership in connection with the dissolution.

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

The Partnership's operating segments all involve the ownership and operation of income-producing real property and are aggregated into one reporting segment.

(l)	Reclassifications

None

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Notes to Consolidated Financial Statements

(3)	Investments in Real Estate

     Effective January 1, 2001, the Partnership entered into a plan to dispose of the property Commercial Park West.  The Partnership engaged a real estate broker and began to actively market their property in the fourth quarter of calendar year 2014.   As a result, the decision was made to adopt the liquidation basis of accounting on December 31, 2014. (See Note 2).  The property was sold on September 22, 2016 for $3,900,000, less commissions and other costs.

The property and equipment was the only asset that was remeasured for liquidation purposes and was estimated based on the net sale price of the building on September 22, 2016.

The fair value of the assets of Commercial Park West at December 31, 2015 is $3,730,126.  Fair value of assets of Commercial Park West at December 31, 2014 is $3,215,597.

The property generated net loss of $(375,044) for the year ended December 31, 2014.

(4)    Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items for the year ended December 31, 2015 and 2014 is as follows:
	2015	2014
Property management fees based on a percent- age (generally 5%) of the rental income	$27,212	$25,714

Reimbursement for cost of services to the Partnership that include investor relations, marketing of properties, professional fees, communications, supplies, accounting, printing, postage and other items	10,151	12,766
	$37,363	$38,480

In addition to the above, other property specific expenses incurred by affiliates such as payroll, benefits, etc., amounting to $143,709 are charged to property operations on the Partnership's consolidated statements of operations. Certain payables to affiliated parties are payable on demand and bear interest at 8% in 2015 and 2014.

Payable to Affiliated Parties

Payable to affiliates amounted to $4,336,277 and $3,944,926 at December 31, 2015 and 2014, respectively. Of this amount, $1,066,719 is payable to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the Partnership agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of the remaining building at Commercial Park West, 2327 Englert Drive, which was sold

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Notes to Consolidated Financial Statements

(4)    Related Party Transactions, Continued

Payable to Affiliated Parties, Continued

September 22, 2016. As of December 31, 2015 and 2014, accrued interest from this agreement, totaled $760,538 and $676,034, respectively. J.M. Jayson & Company, Realmark Properties, Inc. and other subsidiaries of J.M. Jayson and Company have advanced additional amounts to the Partnership and deferred collection of amounts owed for services to fund working capital needs. These advances bear interest at the rate of 8% and amount to $2,519,437 and $2,212,590 as of December 31, 2015 and 2014, respectively, including accrued interest. Also included in payable to affiliates at December 31, 2013 is $99,600 that was borrowed from an affiliate to settle a note payable to a third party.  The third party note including interest aggregating to $121,274 at December 31, 2013 and was settled for payments aggregating $99,600.  This resulted in a gain of $21,674 and is included in other income during the year ended December 31, 2014.  The advance does not bear interest.  Total interest expense incurred on amounts owed to affiliated parties for the years ended December 31, 2015 and 2014 was $241,777 and $211,731, respectively.

Property Disposition Fees

According to the terms of the partnership agreement, the general partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties, or 2.75% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their capital contributions. Since these conditions described above have not been met, no disposition fees have been paid or accrued on properties sold in prior years and is not expected to be paid following the sale of the Partnership's remaining property (which ultimately sold in September 2016).

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

On August 29, 2001, the parties entered into a Stipulation of Settlement (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29, 2001, the Court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The general partners will continue to have primary authority to dispose of the Partnerships' properties. If either (i) the general partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the general partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. On October 4, 2002, the Court appointed a

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Notes to Consolidated Financial Statements
(5) Settlement of Lawsuit, Continued

sales agent to work with the general partners to continue to sell the Partnerships' remaining properties.

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, to the extent calculable at this time have been estimated and accrued for in our financial statements, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.  There are no additional fees to be paid under this arrangement.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
  Unaudited Consolidated Financial Statements

Unaudited Consolidated Statements of Deficiency in Net Assets in Liquidation
(Liquidation Basis)
March 31, 2015 and December 31, 2014

	2015	2014
Assets
Property and equipment, net	$3,730,126	$3,215,597
Cash	64,513	27,689
Accounts receivable, net	11,930	7,155
Other assets	7,614	8,797
Total Assets	$3,814,183	$3,259,238

Liabilities and Partners' Equity
Liabilities:
Senior secured loan and accrued interest payable to affiliated party	$1,753,462	$1,732,336
Accounts payable and accrued expenses	68,494	88,699
Payable to affiliates	2,298,629	2,212,590
Liquidation accrual	476,677	477,420
Security deposits and prepaid rents	47,677	56,504
Total liabilities	4,644,939	4,567,549

Deficiency in net assets in liquidation	$(830,756)	$(1,308,311)

See accompanying notes to unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Unaudited Consolidated Financial Statements

Unaudited Consolidated Statements of Changes in Deficiency in Net Assets in Liquidation
For the three month period ended March 31, 2015

March 31, 2015

Deficiency in net assets in liquidation at Beginning of period	$(1,308,311)
Change in estimate of fixed assets at fair value	514,529
Change in estimate of costs to liquidate	(36,974)
Deficiency in net assets in liquidation at End of period	$(830,756)

See accompanying notes to unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Unaudited Consolidated Financial Statements

Unaudited Consolidated Statements of Deficiency in Net Assets in Liquidation
(Liquidation Basis)
June 30, 2015 and December 31, 2014
	2015	2014
Assets
Property and equipment, net	$3,730,126	$3,215,597
Cash	127,051	27,689
Accounts receivable, net	17,626	7,155
Other assets	4,409	8,797
Total Assets	$3,879,212	$3,259,238

Liabilities and Partners' Equity
Liabilities:
Senior secured loan and accrued interest payable to affiliated party	$1,774,588	$1,732,336
Accounts payable and accrued expenses	81,418	88,699
Payable to affiliated parties, including accrued interest	2,388,689	2,212,590
Liquidation accrual	423,889	477,420
Security deposits and prepaid rents	41,384	56,504
Total liabilities	4,709,968	4,567,549
Deficiency in net assets in liquidation	$(830,756)	$(1,308,311)

See accompanying notes to unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Unaudited Consolidated Financial Statements

Unaudited Consolidated Statements of Changes in Deficiency in Net Assets in Liquidation
For the six month period ended June 30, 2015

June 30, 2015

Deficiency in net assets in liquidation at Beginning of period	$(1,308,311)
Change in estimate of fixed assets at fair value	514,529
Change in costs to liquidate	(36,974)
Deficiency in net assets in liquidation at End of period	$(830,756)

See accompanying notes to unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Unaudited Consolidated Financial Statements

Unaudited Consolidated Statements of Deficiency in Net Assets in Liquidation
(Liquidation Basis)
September 30, 2015 and December 31, 2014

Assets	2015	2014
Property and equipment, net	$3,730,126	$3,215,597
Cash	112,631	27,689
Accounts receivable, net	22,777	7,155
Receivables from affiliates
Other assets	4,106	8,797
Total Assets	$3,869,640	$3,259,238

Liabilities and Partners' Equity
Liabilities:
Senior secured loan and accrued interest payable to affiliated party	$1,795,714	$1,732,336
Accounts payable and accrued expenses	171,124	88,699
Payable to affiliated parties, including accrued interest	2,466,233	2,212,590
Liquidation accrual	234,259	477,420
Security deposits and prepaid rents	33,066	56,504
Total liabilities	4,700,396	4,567,549
Deficiency in net assets in liquidation	$(830,756)	$(1,308,311)

See accompanying notes to unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Unaudited Consolidated Financial Statements

Unaudited Consolidated Statements of Changes in Deficiency in Net Assets in Liquidation
For the nine month period ended September 30, 2015

September 30, 2015

Deficiency in net assets in liquidation at Beginning of period	$(1,308,311)
Change in estimate of fixed assets at fair value	514,529
Change in costs to liquidate	(36,974)
Deficiency in net assets in liquidation at End of period	$(830,756)

See accompanying notes to unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Unaudited Consolidated Financial Statements

Unaudited Consolidated Statements of Operations
For the three, six and nine month periods ended March 31, June 30, and September 30, 2014, respectively

	March 31, 2014	June 30, 2014	September 30, 2014

Income:
Rental	$107,413	$224,688	$349,013
Interest and other	27,505	17,948	28,050
Total Income	134,918	242,636	377,063
Expenses:
Property operations	117,396	216,725	343,727
Interest to affiliates	50,439	101,978	155,616
Interest expense other	-	-	-
Administrative:
Affiliates	10,132	19,996	31,133
Other	15,963	16,494	43,239
Depreciation expenses	20,279	41,391	64,356
Total Expenses	214,209	396,584	638,071

Net loss	$(79,291)	$(153,948)	$(261,008)
Net loss per limited partnership unit	$(3.66)	$(7.11)	$(12.05)

Weighted average number of limited
partnership units outstanding	21,002.80	21,002.80	21,002.80

See accompanying notes to unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Unaudited Consolidated Financial Statements

Consolidated Statement of Cash Flows
for the three months ended March 31,
(Unaudited)
2014
Cash flows from operating activities:
Net loss	$(79,291)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	20,279
Changes in:
Accounts receivable	(1,870)
Other assets	(4,786)
Accounts payable and accrued expenses	32,951
Accrued interest payable	28,765
Security deposits and prepaid rents	3,952
Net cash used in operating activities	-
Net increase (decrease) in cash	-
Cash at beginning of period	-
Cash at end of period	$-
Cash paid for interest	$-
Non-cash investing activities:
Increase in affiliate advance for note payable settled on Partnership's behalf	$99,600

See accompanying notes to unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Unaudited Consolidated Financial Statements

Consolidated Statement of Cash Flows
for the six months ended June 30,
(Unaudited)
2014
Cash flows from operating activities:
Net loss	$(153,948)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	41,391
Changes in:
Accounts receivable	30
Other assets	(8,907)
Accounts payable and accrued expenses	37,032
Accrued interest payable	80,304
Security deposits and prepaid rents	11,868
Net cash provided by operating activities	7,770
Net increase in cash	7,770
Cash at beginning of period	-
Cash at end of period	$7,770
Cash paid for interest	$-
Non-cash financing activities increase in
affiliate advance for the note settled on Partnership's behalf	$99,600

See accompanying notes to unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Unaudited Consolidated Financial Statements

Consolidated Statement of Cash Flows
for the nine months ended September 30,
(Unaudited)
2014
Cash flows from operating activities:
Net loss	$(261,008)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	64,356
Changes in:
Accounts receivable	(6,786)
Other assets	(9,985)
Accounts payable and accrued expenses	77,548
Accrued interest payable	133,942
Security deposits and prepaid rents	9,731
Net cash provided by operating activities	7,798
Cash flows used in investing activities
Additions to property and equipment	(59,344)
Net cash used in investing activities	(59,344)
Cash flows used from financing activities
Advance from Affiliates	59,344
Net cash provided by financing activities	59,344
Net increase in cash	7,798
Cash at beginning of period	-
Cash at end of period	$7,798
Cash paid for interest	$-
Non-cash financing activities increase in affiliate advance for the note settled on Partnership's behalf	$99,600

See accompanying notes to unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Unaudited Consolidated Financial Statements

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

Joseph M. Jayson passed away on June 27, 2014. A successor Individual General Partner was not appointed following Mr. Jayson's death. Refer to Item 9B: Other Information in the December 31, 2013 Form 10K/A for further background on the changes in Corporate General Partner's Board and Management.  Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included.

The Partnership's decision to adopt the liquidation basis of accounting on December 31, 2014 is the result of the Partnership beginning to actively market their property in the fourth quarter of calendar year 2014.  The liquidation of the Commercial Park West property will allow the Partnership to complete the process of winding up of its affairs as part of the dissolution of the Partnership and to cancel the Partnership.  The Partnership expects to complete its cancellation during 2017.  The property was sold on September 22, 2016 for $3,900,000 less commissions and other costs.  As a result the estimate of fair value was updated in the first quarter of 2015 to reflect the proceeds received from this sale resulting in an increase in value of $514,529.  The Partnership also updated its estimate of costs to liquidate in the first quarter reflecting actual costs incurred prior to the release of these financial statements, as we as expected costs to liquidate.  This resulted in an increase in the liability amounting to $36,974

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Unaudited Consolidated Financial Statements

(2) Summary of Significant Accounting Policies, Continued

(a) Basis of Presentation, Continued

The Partnership's significant accounting policies are set forth in its December 31, 2014 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included therein. The interim results should not be considered indicative of the annual results.

(b) Fair Value of Financial Instruments

Due to their short-term nature and interest rates that approximate market rates, the fair value of the Partnership's financial instruments approximated their carrying values at March 31, June 30, and September 30, 2015 and 2014.

(3) Related Party Transactions

Payable to Affiliated Parties

Payable to affiliates amounted to $4,052,091 and $ 3,616,721 at March 31, 2015 and 2014 respectively. Of this amount, $1,066,719 is payable to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the Partnership agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of the remaining building at Commercial Park West, 2327 Englert Drive, which is currently being marketed for sale. As of March 31, 2015 and 2014, accrued interest from this agreement, totaled $697,160 and $612,655, respectively. J.M. Jayson & Company, Realmark Properties, Inc. and other subsidiaries of J.M. Jayson and Company have advanced additional amounts to the Partnership and deferred collection of amounts owed for services to fund working capital needs. These advances bear interest at the rate of 8% and amount to $2,298,629 and $2,212,590 as of March 31, 2015 and December 31, 2014 respectively, including accrued interest. Also included in payable to affiliates at December 31, 2013 is $99,600 that was borrowed from an affiliate to settle a note payable that was borrowed from an affiliate to settle a note payable to a third party. The third party note including interest aggregating to $121,274 at December 31, 2013 was settled for payments aggregating $99,600 resulting in a gain of $21,674 included in other income. The advance does not bear interest. Total interest expense incurred on amounts owed to affiliated parties for the three months ended March 31, 2015 and 2014 was $57,943 and $50,439, respectively.

Payable to affiliates amounted to $4,163,277 and $3,586,416 at June 30, 2015 and 2014 respectively. Of this amount, $1,066,719 is payable to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the Partnership agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of the remaining building at Commercial Park West, 2327 Englert Drive, which is currently being marketed for sale. As of June 30, 2015 and 2014, accrued interest from this agreement, totaled $718,286 and $633,782, respectively. J.M. Jayson & Company, Realmark Properties, Inc. and other subsidiaries of J.M. Jayson and Company have advanced additional amounts to the Partnership and deferred collection of amounts owed for services to fund working capital needs. These advances bear interest at the rate of 8% and amount to $2,388,689 and $2,212,590 as of June 30, 2015 and December 31, 2014

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Unaudited Consolidated Financial Statements

(3) Related Party Transactions, Continued

Payable to Affiliated Parties, Continued
respectively, including accrued interest. Also included in payable to affiliates at December 31, 2013 is $99,600 that was borrowed from an affiliate to settle a note payable that was borrowed from an affiliate to settle a note payable to a third party. The third party note including interest aggregating to $121,274 at December 31, 2013 was settled for payments aggregating $99,600 resulting in a gain of $21,674 included in other income. The advance does not bear interest. Total interest expense incurred on amounts owed to affiliated parties for the six months ended June 30, 2015 and 2014 was $117,705 and $101,977, respectively.

Payable to affiliates amounted to $4,261,947 and $3,832,928 at September 30, 2015 and 2014 respectively. Of this amount, $1,066,719 is payable to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the Partnership agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of the remaining building at Commercial Park West, 2327 Englert Drive, which is currently being marketed for sale. As of September 30, 2015 and 2014, accrued interest from this agreement, totaled $739,412 and $654,908, respectively. J.M. Jayson & Company, Realmark Properties, Inc. and other subsidiaries of J.M. Jayson and Company have advanced additional amounts to the Partnership and deferred collection of amounts owed for services to fund working capital needs. These advances bear interest at the rate of 8% and amount to $2,466,233 and $2,212,590 as of September 30, 2015 and December 31, 2014 respectively, including accrued interest. Also included in payable to affiliates at December 31, 2013is $99,600 that was borrowed from an affiliate to settle a note payable that was borrowed from an affiliate to settle a note payable to a third party. The third party note including interest aggregating to $121,274 at December 31, 2013 was settled for payments aggregating $99,600 resulting in a gain of $21,674 included in other income. The advance does not bear interest. Total interest expense incurred on amounts owed to affiliated parties for the nine months ended September 30, 2015 and 2014 was $179,149 and $155,616, respectively.

(4) Settlement of Lawsuit

As previously reported, the Partnership, as a nominal defendant, the general partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

On August 29, 2001, the parties entered into a Stipulation of Settlement (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29, 2001, the Court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The general partners will continue to have primary authority to dispose of the Partnerships'properties. If either (i) the general partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the general partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – V
Unaudited Consolidated Financial Statements

(4) Settlement of Lawsuit,Continued

the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel an approved by the Court. On October 4, 2002, the Court appointed a sales agent to work with the general partners to continue to sell the Partnerships' remaining properties.

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through September 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above. There are no additional fees to be paid under this arrangement.